Form 10-Q
period 2011-06-30
YABOO INC
filed 2011-08-15
CIK 1483798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Yaboo, Inc.
(Exact name of registrant as specified in its charter)

Nevada	7221	26-3606113

(State or other jurisdiction of	(Primary Standard	IRS I.D.
incorporation or organization)	Industrial Classification
	Code Number)

70 West Madison St., Suite 1400
Chicago, IL	60602

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 312-214-6116

SEC File No:  333-164999

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 15, 2011 there were 47,278,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

YABOO, INC.

Financial Statements
(Unaudited)

As of June 30, 2011 and 2010

YABOO, INC
BALANCE SHEET
	June 30	December 31
	2011	2010*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,880	$25,451
Accounts receivable, net	24,359	29,634
Inventory	8,593	7,670
Total Current Assets	$35,832	$62,755
Fixed assets:
Improvement, net	$197,017	$204,429
Total Fixed Assets	$197,017	$204,429

TOTAL ASSETS	$232,849	$267,184

LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$71,333	$40,115
Loan from shareholders	94,139	85,440
Total current liabilities	$165,472	$125,555

Total liabilities	$165,472	$125,555

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 47,278,000 shares issued and outstanding.	$47,278	$47,278
Paid-in capital	$419,122	$419,122
Deficit accumulated	$(403,959)	$(329,707)
Accumulated other comprehensive income (loss)	$4,936	$4,936

Total stockholders' equity	$67,377	$141,629

TOTAL LIABILITIES & EQUITY	$232,849	$267,184

*Derived from audited financial statements as of December 31, 2010.

YABOO, INC
STATEMENT OF OPERATION
	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$32,272	$175,672	$19,923	$84,877
Cost of Goods Sold	19,342	78,048	10,164	30,464
Gross Profit	$12,930.00	$97,624	$9,759.00	$54,413
Operating expenses:

Selling, general and administrative expenses	79,775	156,983	46,693	75,781
Depreciation and amortization expenses	7,412	7,412	3,706	3,706
Total Operating Expenses	$87,187	$164,395	$50,399.00	$79,487

Operating Loss	$(74,257)	$(66,771)	$(40,640)	$(25,074)

Investment income, net	$5	$11	$1	$-
Interest Expense, net	$-	$-	$-	$-
Loss before income taxes	$(74,252)	$(66,760)	$(40,639)	$(25,074)
Loss tax expense	$-	$-	$-	$-
Net income (loss)	$(74,252)	$(66,760)	$(40,639)	$(25,074)

Net income (loss) per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	-
Other comprehensive income (loss)	$-	$-	$-	$-
Comprehensive Income (Loss)	$(74,252)	$(66,760)	$(40,639)	$(25,074)

YABOO, INC
STATEMENT OF STOCKHOLDERS EQUITY (Unaudited)
The Period August 11, 2008 ( Date of Inception)
through June 30, 2011
			Additional		Other	Total
	Common Stock		Paid-in	Deficit	Comprehensive	Stockholders'
	Shares	Amount	Capital	Accumulated	Income (Loss)	Equity
Issuance of common stocks to shareholders @0.001 per share on August 12, 2008	500,000	$500	$-			$500

Issuance of common stocks to shareholders @0.005 per share on August 31, 2008	27,400,000	$27,400	$109,600			$137,000

Issuance of common stocks to shareholders @0.01 per share on October 31, 2008	16,000,000	$16,000	$144,000			$160,000

Issuance of common stocks to shareholders @0.05 per share on December 31, 2008	3,142,000	$3,142	$153,958			$157,100

Issuance of common stocks to Williams @0.05 per share on December 31, 2008	236,000	$236	$11,564			$11,800

Net loss for the period ended December 31, 2008				$(13,275)		$(13,275)
Balance, December 31, 2008	47,278,000	$47,278	$419,122	$(13,275)	$-	$453,125
Net loss for the period ended December 31, 2009				$(176,748)	$-	$(176,748)
Balance, December 31, 2009	47,278,000	$47,278	$419,122	$(190,023)	$-	$276,377
Net loss for the period ended December 31, 2010				$(139,684)		$(139,684)

Other comprehensive gain (loss)					$4,936	$4,936
Balance, December 31, 2010	47,278,000	$47,278	$419,122	$(329,707)	$4,936	$141,629
Net loss for the period ended June 30, 2011				$(74,252)		$(74,252)

Other comprehensive gain (loss)					$-	$-
Balance, June 30, 2011	47,278,000	$47,278	$419,122	$(403,959)	$4,936	$67,377

YABOO, INC
STATEMENT OF CASH FLOWS
	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Activities:
Net loss	$(74,252)	$(66,760)	$(40,639)	$(25,074)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation Expense	7,412	7,412	3,706	3,706
Accounts receivable	5,275	(7,403)	(603)	23,091
Inventory	(923)	12,718	(1,010)	(5,424)
Accounts payable	31,218	5,516	15,295	(930)
Loan from shareholders/officers	8,699	10,076	22,669	12,723
Net cash provided by operating activities	$(22,571)	$(38,441)	$(582)	$8,092

Investing Activities:
Improvement, net	$-	$-	$-	$-
Net cash provided by investing activities	$-	$-	$-	$-

Financing Activities:
Proceeds from issuance of common stock	$-	$-	$-	$-
Net cash provided by financing activities	$-	$-	$-	$-

Effect of Exchange Rate on Cash	$-	$-	$-	$-
Net increase (decrease) in cash and cash equivalents	$(22,571)	$(38,441)	$(582)	$8,092
Cash and cash equivalents at beginning of the period	$25,451	$74,314	$3,462	$27,781
Cash and cash equivalents at end of period	$2,880	$35,873	$2,880	$35,873

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION

Yaboo, Inc. (the “Company”), incorporated under the laws of Nevada on August 11, 2008, with registered address at 375 Stephanie St., Suite 1411, Henderson, NV 89014.  Yaboo, Inc. operates its business in the U.S. and wholly owned branch located in the State of Illinois and has principal office at, 70 W Madison ST, STE 1400, Chicago, IL 60602, USA.

In addition to the U.S. operation, Yaboo, Inc established and registered a wholly foreign owned subsidiary in China on April 17, 2009.  Yaboo Agriculture (Taizgou) co, Ltd, the 100% wholly owned subsidiary, is located at Hailing Modern Agricultural Demonstration Zone, Hailing District, TaiZhou City, Jiangsu Province, People’s Republic of China, to conduct and operate the business.

In October, 2009, Yaboo Agriculture (Taizgou) Co, Ltd. acquired the 100% ownership of a Chinese company, Qilin Bay Restaurant Co., Ltd. (“Qilin Bay”), owned by Taizhou Sunny Agricultural Development Co., Ltd.  Taizhou Sunny Agricultural Development Co., Ltd. was 100% owned and operated by local district government, Hailing Modern Agricultural Demonstration Zone Administration Office.  Yaboo Agriculture (Taizhou) Co., Ltd. paid cash of $146,455 to Taizhou Sunny Agricultural Development Co., Ltd., for the 100% ownership of Qilin Bay.

Qilin Bay Restaurant Co., Ltd. (“Qilin Bay”), was incorporated on July 16, 2008 by Taizhou Sunny Agricultural Development Co., Ltd. to operate a specialty restaurant located in North Jiangzhou Road, Hailing Modern Agriculture Demonstration Zone, Hailing District, Taizhou City, Jiangsu Province, China.

Qilin Bay is a Chinese themed fresh foods restaurant. The restaurant features variety of fresh seafood complemented by a variety of sauces, and high quality of healthy and frozen free vegetables, beef, pork, ribs, chicken entrees and noodles dishes.  Qilin Bay also offers specialty appetizers, desserts and full liquor service.

The Company’s strategy is to differentiate its restaurants by emphasizing consistently high-quality food and service, generous portions at moderate prices and a natural and wild atmosphere. Qilin Bay is a wild place to entertain and eat. Part adventure, part restaurant, and wholly entertaining for the whole family; the Qilin Bay recreates a subtropics with water flowing beneath a little bridge, lush vegetation, and indigenous creatures.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had accumulated net loss of $190,023 from August 11, 2008 (Date of Inception) to December 31, 2009, and the net loss of $139,684 for the year ended December 31, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage Company

As defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”, The Company has devoted substantial its efforts to the corporate formation, China’s business registration and acquisition, restaurant license approval, and particularly the raising of capital for continuing operation of Qilin Bay Restaurant.  Though there was sales revenue generated through operation of Qilin Bay Restaurant, the significant net loss and negative cash flows indeed caused the management to seek more capital or financing resources.  Without additional capital or financing, the Company may have immediate difficulty to operation.  Even though, the management believes that the Company’s inability to achieve or sustain profitability is not a basis for designation as a development stage entity pursuant to ASC 915.

Basis of accounting

The financial statements reflect the assets, revenues and expenditures of the Company on the accrued basis of accounting.

The Company’s fiscal year end is December 31.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Yaboo, Inc., and Yaboo Taizhou Agriculture Co., Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and disclosures.  Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Yaboo, Inc; People’s Republic of China Chines Yuan Renminbi to be its functional currency in Yaboo Agriculture (Taizhou) co., Ltd.  Assets and liabilities were translated to U.S. dollars at the period-end exchange rate.  Statement of operations amounts were translated to U.S. dollars using the first date of each month during the year.  Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders’ equity.

Concentration of credit risk

The Company maintains its cash in bank accounts which, at times, may exceed the federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2011, and June 30, 2010, there were $ 2,880 and $ 25,451 cash and cash equivalents respectively.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Account Receivable

The Company would allow a few local government organizations to sign a sales receipt instead of immediately cashed paid after their eating; and the restaurant would send the government department a bill for the payment. The bills are due in three months or less. As of June 30, 2011 and 2010, the Company has account receivable of $ 24,359 and $53,281 respectively.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of December 31, 2008, there were no fixed assets in the Company’s balance sheets.

During September and October 2009, the Company incurred the remodeling and improvement for re-opening the restaurant business, the improvement was recorded as fixed asset to depreciate over 15 years with straight line method at mid month convention.  The net improvement balance as of June 30, 2011 was $ 197,017, i.e. the total remodeling cost of $222,341 minus accumulated depreciation of $25,324.

The total remodeling and improvement cost incurred in 2009 consists of following:

Remodeling and  Improvement

	Materials	Labor	Total
Square & Parking Lot	$37,988	$56,982	$94,971
Gate & Sign	$18,641	$27,962	$46,603
Bar Table	$3,362	$5,043	$8,404
Entertainment Stage	$6,275	$9,412	$15,687
21 Private Dining Rooms	$12,066	$18,099	$30,165
Dormitory	$5,203	$7,804	$13,007
Sales Station	$4,517	$6,776	$11,293
Windows	$885	$1,327	$2,212

Total Cost	$88,936	$133,405	$222,341

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation (Continued)

Assessing and accounting for asset impairment:

An asset is impaired if the carrying amount exceeds its recoverable amount. Signs of impairment may be internal or external factors that would indicate that potentially the recoverable amount of an asset is less than its carrying value.

Leading to impairment for Company’s assets may be damage to particular assets/areas due to circumstances beyond Company’s control.

The Company is required to identify assets that may be impaired if an indication on impairment exists.

The Company would take steps to make sure that the assets impairment is adequately assessed and accounted for:

•	Maintenance of fixed assets register to ensure existence of adequate custody over fixed assets.

•	Physical verification of all Company owned assets to ensure location of fixed assets owned by the Company is known at all times.

•	The continuous reconciliation of fixed asset accounts to the Asset Management to ensure the University’s accounts reflect the detailed fixed asset register.

•	Authorization of all asset related transactions, such as acquisition, transfer, disposal and amendments.

•	Segregation of duties.

During the year 2009, and 2010, the Company did not find any indication of the assets damages or impairment, therefore there was no impairment loss assessed.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The inventory was valued at cost of purchase from local suppliers.  Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market. The Company periodically makes advance purchases of various inventory items such as beverages, fresh seafood, and other related materials to ensure adequate supply or to obtain favorable pricing. And the company purchases the fresh vegetables and meats every other day.  The inventory balance was $8,593 as of June 30, 2011, which including $4,747 of beverages, $ 2,681 live fishes, retail merchandizes and fresh vegetables and meats of $ 1165.

Revenues

The Company records the food and beverage sales upon the foods and beverage are delivered and consumed by customers. The restaurant was opened on October 22, 2009, most of retail customers paid the cash after their eating; and a few local government organizations did sign the sales receipts and the restaurant would send the local government departments bills for payments. It is very common practice particularly the Qilin Bay Restaurant is special licensed by local government. The payment terms are within 90 days. For the six months period ended June 30, 2011 and 2010, there were total sales revenue of $ 32,272 and $ 175,672 respectively.

 Cost of Goods Sold

The cost of goods sold and inventories were valued at cost of purchase from local suppliers.  The purchase order was placed when the restaurant as needed. Cost of sales is consisting of food, beverage, retail merchandizes, and other related materials. For the six months period ended June 30, 2011 and 2010, the Cost of Goods Sold was $ 19,342 and 78,048 respectively.

Operating Expenses

Operating expenses are consisting of labor expenses, other restaurant operating expenses, general and administrative expenses, professional expense, rent expense and depreciation expenses. Labor expenses include all direct and indirect labor costs that incurred in operations; other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, and other miscellanies costs.  Detail was showed in Exhibit A.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basics and Diluted Net Loss Per Common Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

The Company only issued one type of shares, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net loss per common share are the same.

Stock-Based Compensation

The Company accounts for stock issued for services using the fair value method.  In accordance with ASC 718, Stock Compensation, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.  In the year 2009 and 2010, there were no stock-based compensation incurred.

Income Tax

The Company filed extension for corporate tax return Form 1120 to Internal Revenue Service and IL 1120 to the State of Illinois for the year 2010.  There were no income tax liabilities to Federal and State of IL due to the net loss.  There is no income tax for the State of Nevada.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Business Combinations —The new guidance on business combinations retains the underlying concepts of the previously issued standard in that the acquirer of a business is required to account for the business combination at fair value. As with previous guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values are recorded as goodwill. The new pronouncement results in some changes to the method of applying the acquisition method of accounting for business combinations in a number of significant aspects. Under the new guidance, all acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset. Prior to the adoption, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Further, the new guidance generally requires restructuring charges associated with a business combination to be expensed subsequent to the acquisition date.

Derivative Instruments and Hedging Activities — The pronouncement requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments, and a tabular disclosure of the effects of such instruments and related hedged items on Financial Statements. The pronouncement does not change the accounting treatment for derivative instruments.

 Fair Value Measurements and Disclosures — The pronouncements define fair value, establish guidelines for measuring fair value, and expand disclosures regarding fair value measurements.

Variable Interest Entities and Transfers of Financial Assets and Extinguishments of Liabilities — The pronouncement on transfers of financial assets and extinguishments of liabilities removes the concept of a qualifying special-purpose entity and removes the exception from applying variable interest entity accounting to qualifying special-purpose entities. The new guidance on variable interest entities requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. The pronouncements are effective for fiscal years beginning after November 15, 2009.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Shareholders/Officers

As of June 30, 2011, the officer, Mr. Baoguo Jiang, have loaned $94,139 to the Company to setting up and continue operating the corporation and business.

The loan was for the company’s operation purpose without interest charge, the loan may be requested to pay off as long as the Company can generate sufficient cash flows.

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2011, total 37,800,000 shares were issued to officers and directors.  Please see the Table below for details:

Name	Title	Share QTY	Date	% of Common Share
Baoguo Jiang	CEO	27,800,000	8/12/08	58.80%
Zhanmin Gao	Secretary	5,000,000	12/1/08	10.58%
Zhongming Wang	Vice President	5,000,000	12/1/08	10.58%
TOTAL		37,800,000		79.95%

NOTE D – SHAREHOLDERS’ EQUITY

Under the Company’s Articles of Incorporation dated August 11, 2008, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On August 11, 2008, the Company was incorporated in the State of Nevada.

On August 12, 2008, the Company issued 500,000 shares to the founders of the Company, Baoguo Jiang at $0.001 per share or $500 for common stock (stock subscription receivable).  The $500 was received in October 2008.

On August 31, 2008, the Company issued total 27,400,000 shares to the founder and CEO of the company, Baoguo Jiang, at $0.005 per share or $137,000 for common stock (stock subscription receivable).  The $137,000 was received on December 1, 2008.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY (Continued)

On October 30, 2008, the Company issued total 16,000,000 shares to the founder and CEO of the company, Baoguo Jiang, at $0.01 per share or $160,000 for common stock (stock subscription receivable).  The $160,000 was received on December 1, 2008.

On December 1, 2008, the founder and CEO of the company, Baoguo Jiang, transferred 16,100,000 of his share as gift to 5 individual.

On December 1, 2008, the founder and CEO of the company, Baoguo Jiang, transferred total 16,100,000 of his share as gift to 5 individual. All transferred shares were restricted shares subject to SEC rule 144 and would be hold for at least 6 months, beginning with the date when the securities were bought and fully paid, i.e., December 1, 2008.  Detail list as follow:

Name	Transfer Date	Shares QTY
Zhanmin Gao	12/1/2008	5,000,000
Zhongming Wang	12/1/2008	5,000,000
Jianhua Li	12/1/2008	6,000,000
Xinwei Shi	12/1/2008	50,000
Lijun Jia	12/1/2008	50,000
Total		16,100,000

On December 31, 2008, additional 3,142,000 shares were issued to 52 non-affiliated shareholders at $ 0.05 per share or $ 157,100 for common stocks

On December 31, 2008, 236,000 shares were issued to Williams Law Group at $ 0.05 per share for the legal service value $ 11,800.

There were no shares issued in 2009, 2010 and 2011.

As of June 30, 2011, the total 47,278,000 shares were issued and outstanding.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE E – Acquisition of Qilin Bay

In October 22, 2009, Yaboo Agriculture (Taizgou) Co, Ltd. acquired the 100% ownership of a Chinese restaurant, Qilin Bay Restaurant Co., Ltd. (“Qilin Bay”), owned by Taizhou Sunny Agricultural Development Co., Ltd. Taizhou Sunny Agricultural Development Co., Ltd. was 100% owned and operated by local district government, Hailing Modern Agricultural Demonstration Zone Administration Office.

Qilin Bay Restaurant Co., Ltd. (“Qilin Bay”), was incorporated on July 16, 2008 by Taizhou Sunny Agricultural Development Co., Ltd. to operate a specialty ecological restaurant located in North Jiangzhou Road, Hailing Modern Agriculture Demonstration Zone, Hailing District, Taizhou City, Jiangsu Province, China. After Qilin Bay was incorporated and licensed to conduct restaurant business, Qinlin Bay conducted the restaurant business from August 2008 to December 2008, then the restaurant business was closed, and the Qilin Bay was inactive from January to September 2009.

In September 22, 2009, Yaboo Agriculture (Taizhou) Co., signed an agreement with Taizhou Sunny Agricultural Development Co., Ltd to initiate the transferring the ownership of Qilin Bay. Yaboo Agriculture (Taizhou) Co., Ltd agreed to pay cash of $146,455 to Taizhou Sunny Agricultural Development Co., Ltd., for the 100% ownership of Qilin Bay.

Based on the appraised value of Qilin Bay, at Qilin Bay’s books, Qilin Bay was inactive and there was an only asset, $146,455 balance at bank account as required by local Chinese regulations to keep the restaurant license. The fair value of Qilin Bay was appraised as $146,455. Accordingly, Yaboo Agriculture (Taizhou) Co., Ltd. paid cash of $146,455 to the owner of the Qilin Bay, Taizhou Sunny Agricultural Development Co., Ltd., for the 100% ownership of bank account of $146,455 Qilin Bay, in fact acquired the restaurant business license through this acquisition. There was no goodwill or no comprehensive other income recognized at this license acquisition.

According to ASC 805, the transaction has been accounted for using the acquisition method of accounting which requires, that most assets acquired and liabilities assumed be recognized at the fair values as of acquisition date. The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE E – Acquisition of Qilin Bay

As of September 22, 2009:	Amounts recognized as of Acquisition Date

Agriculture Bank Account Balance	$146,455
Property, plant and equipment	0.00
Other noncurrent assets	0.00
Long-term debt	0.00
Other noncurrent liabilities	0.00
Total identifiable net assets	0.00
Net assets acquired	$146,455

Total consideration (cash) transferred	$146,455

After acquisition of the Qilin Bay Restaurant, the restaurant was remodeled and started to operate after October 2009.  The gross sales revenue generated through the restaurant was $32,272 and $ 175,672 for the six months period ended 2011 and 2010 respectively.

NOTE F GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $ 403,959 for the period August 11, 2008 (date of inception) through June 30, 2011, and the net loss of $ 74,252 for the six months period ended June 30, 2011.

There is no guarantee that the Company will be able to raise enough capital or generate more revenues to sustain its operations and carry out its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

The Company’s lack of operating history and financial resources also raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Exhibit A
	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Expense
Advertising and Promotion	$-	$3,111	$-	$3,111
Agent Service Fee	-	26	-	26
Automobile Expense	1,857	2,886	607	2,783
Bank Service Charges	129	87	73	46
Business License and Permit	242	1,492	39	139
China Operation Tax	2,748	9,988	1,292	9,988
China Stamp & Local Tax	-	279	134	-
Cleaning and Laundry	235	309	-	-
Depreciation Expense	7,412	7,412	3,706	3,706
Freight & Delivery	-	1,118	-	868
Gift and Allowance	534	932	169	816
Insurance Expense	388	-	388	-
Meals and Entertainment	62	3,571	-	3,104
Office Supplies	38	2,447	24	1,293
Other Expenses	61	479	32	479
Payroll Expenses
Payroll Expenses	22,843	63,360	11,674	28,984
Professional Fees
Professional Fees	12,323	20,015	12,323	515
Rent Expense	31,644	30,507	15,822	14,925
Repairs and Maintenance	333	898	208	67
Restaurant Supplies	225	5,290	225	3,658
SEC Filling Fee	2,214	1,797	1,194	742
Security	-	735	-	-
Software Fee	-	368	-	-
Telephone Expense	864	1,430	492	912
Training Expense	-	44	-	44
Transportation Expenses	-	3,582	-	2,589
Travel Expense
Travel Expense	2,714	850	1,997	99
Utilities	323	1,384	-	595
Total Expense	$87,187	$164,395	$50,399	$79,487

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We own and operate only one restaurant, Qilin Bay Restaurant.  The sole source of our revenues is through operations of our one restaurant since the restaurant was opened on October 22, 2009.  We did not generate revenues prior to our restaurant being opened. We record revenue based upon the food and beverage sales at the restaurant when the food and beverage is delivered and consumed by restaurant customers for our retail customers who paid with cash.  A few local government organizations did sign sales receipts after dishes served and the restaurant would send the local government departments bills for payments, and we recorded revenues when sales receipts were signed after dishes served.

We operate what is known in China as a “green foods” restaurant, which comprises the operating activities of the Qilin Bay Restaurant.  Our green food restaurant focus on selling foods that meet “Green Food” standards set by the China Ministry of Agriculture.  Chinese green food standards are not as strictly defined or tested as USA’s organic food standards.  In China, “green food” means that the food materials were naturally grow without utilizing pesticides or any chemicals, the food materials must have no harmful materials tested which may have no negative effects on human beings.  Much of the food we serve was grown by farmers or in a nearby greenhouse located in the Taizhou City Hailing Modern Agriculture Demonstration Zone.  Taizhou City Hailing Modern Agriculture Demonstration Zone is approved by China Ministry of Agriculture to grow vegetables according to China’s green food standards.  We believe the food we serve that is grown in the Taizhou City Hailing Modern Agriculture Demonstration Zone meets Chinese “green food” standards, although we do not perform any independent tests on these foods or on foods we buy at local markets that are not grown in the Hailing Modern Agriculture Demonstration Zone.

Our restaurant comprises the operating activities of the Qilin Bay Restaurant.  The restaurant is located in the center of “Taizhou City Hailing Modern Agricultural Demonstration Zone.” The restaurant’s interior is built in accordance of Chinese-garden style. The restaurant includes a 3500-square meter greenhouse, with various flowers and trees. Customer will enjoy their meals in this natural environment.  Many of the dishes include ingredients grown in nearby greenhouse, and provided by Hailing Modern Agriculture Demonstration Zone.  The restaurant has 24-stylized dinning rooms, along with a 2000-square meter hall. The hall has an entertainment stage surrounded by 300 seats. There is also a section built inside of the restaurant, for the purpose of displaying green food, which could also be used as VIP member club. The member club provides pre-cooked foods for members to take home.

We operate only one restaurant, Qilin Bay Restaurant.  We will continue to generate revenues solely from restaurant operations of this one restaurant, as described above.

After acquisition of the Qilin Bay Restaurant, we remodeled and started to operate in October 2009.  The gross sales revenue generated through the operations of the restaurant was $117,547 as of December 31, 2009; the gross revenue of $267,426 for the year ended December 31, 2010; the gross revenue of $32,272 for the six month ended June 30, 2011.  There was an operating loss of $177,317 for 2009, an operating loss of $139,705 for 2010, and an operating loss of $74,257 for six month period ending June 30, 2011 primarily as the result of operating losses at the restaurant combined with corporate overhead, respectively.

Results of Operations

For the six months ended June 30, 2011 vs. June 30, 2010.

Revenue

The Company records the food and beverage sales upon the foods and beverage are delivered and consumed by customers.  The restaurant was opened on October 22, 2009, most of retail customers paid the cash after their eating; and a few local government organizations did sign the sales receipts and the restaurant would send the local government departments bills for payments.  It is very common practice particularly the Qilin Bay Restaurant is special licensed by local government.  The payment terms are within 90 days.  For the six months period ended June 30, 2011 and 2010, there were total sales revenue of $32,272 and $ 175,672 respectively.  The less sales revenue for six month ended June 30, 2011 vs. 2010 was due to the decrease of government reservations and conferences.  The management expects to increase the restaurant revenue by the end of year 2011 through our marketing efforts, and possible increase of local government conferences by the year end.  However, there is no guarantee that our revenue will increase due to these efforts and possible increased local government conferences.

Cost of Revenue

The cost of goods sold and inventories were valued at cost of purchase from local suppliers.  The purchase order was placed when the restaurant as needed. Cost of sales is consisting of food, beverage, retail merchandizes, and other related materials. For the six months period ended June 30, 2011 and 2010, the Cost of Goods Sold was $ 19,342 and $78,048 respectively, with the decrease a result of lower sales.

We expect the price for cost of goods sold would be relatively stable, and with expected increase of the total revenue if our plans as described in “Net Loss” below are successful, the total cost of goods sold would be increased too, but the gross profit margin may be relatively unchanged, as compared to the current averaged gross margin of 45%.

Expense

Our operation expenses consist of selling, general and administrative expenses, and depreciation expenses:

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Expense
Advertising and Promotion	$-	$3,111
Agent Service Fee	-	26
Automobile Expense	1,857	2,886
Bank Service Charges	129	87
Business License and Permit	242	1,492
China Operation Tax	2,748	9,988
China Stamp & Local Tax	-	279
Cleaning and Laundry	235	309
Depreciation Expense	7,412	7,412
Freight & Delivery	-	1,118
Gift and Allowance	534	932
Insurance Expense	388	-
Meals and Entertainment	62	3,571
Office Supplies	38	2,447
Other Expenses	61	479
Payroll Expenses
Payroll Expenses	22,843	63,360
Professional Fees
Professional Fees	12,323	20,015
Rent Expense	31,644	30,507
Repairs and Maintenance	333	898
Restaurant Supplies	225	5,290
SEC Filling Fee	2,214	1,797
Security	-	735
Software Fee	-	368
Telephone Expense	864	1,430
Training Expense	-	44
Transportation Expenses	-	3,582
Travel Expense
Travel Expense	2,714	850
Utilities	323	1,384
Total Expense	$87,187	$164,395

Operating expenses are consisting of labor expenses, other restaurant operating expenses, general and administrative expenses, professional expense, rent expense and depreciation expenses. Labor expenses include all direct and indirect labor costs that incurred in operations; other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, and other miscellanies costs.

We had total operating expense of $ 87,187 and $ 164,395 for the six months period ended June 30, 2011 and 2010, it included selling, general and administrative expenses of $79,775 and $156,983, and depreciation expense $ 7,412 and $ 7,412 respectively.  The decrease of operating expense for the six month period ended June 30, 2011 vs. 2010 was due to the decrease of payroll expense.  Due to the relative decreased sales revenue, the Company down-size staff and employees in 2011 to keep the operating cost under control.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income & Operation Taxes

We are subject to income taxes in the U.S., while the China branch was subject to the income tax laws of China.

We paid no income taxes due to the net operation loss in USA.

Net Loss

We incurred net losses of $74,252 and $ 66,760 for the six months period ended June 30, 2011 and 2010.  The management expects to increase the restaurant revenue by the end of year 2011 through our marketing efforts, and possible increase of local government conferences by the year end.  However, there is no guarantee that our revenue will increase due to these efforts and possible increased local government conferences.

For the fiscal quarters ended June 30, 2011 vs. June 30, 2010.

Revenue

The Company records the food and beverage sales upon the foods and beverage are delivered and consumed by customers.  The restaurant was opened on October 22, 2009, most of retail customers paid the cash after their eating; and a few local government organizations did sign the sales receipts and the restaurant would send the local government departments bills for payments.  It is very common practice particularly the Qilin Bay Restaurant is special licensed by local government.  The payment terms are within 90 days.  For the three months period ended June 30, 2011 and 2010, there were total sales revenue of $19,923 and $84,877 respectively.  The less sales revenue for three month ended June 30, 2011 vs. 2010 was due to the decrease of government reservations and conferences.

Cost of Revenue

The cost of goods sold and inventories were valued at cost of purchase from local suppliers.  The purchase order was placed when the restaurant as needed. Cost of sales is consisting of food, beverage, retail merchandizes, and other related materials. For the three months period ended June 30, 2011 and 2010, the Cost of Goods Sold was $10,164 and $30,464 respectively, with the decrease a result of lower sales.

We expect the price for cost of goods sold would be relatively stable, and with expected increase of the total revenue if our plans as described in “Net Loss” below are successful, the total cost of goods sold would be increased too, but the gross profit margin may be relatively unchanged, as compared to the current averaged gross margin of 45%.

Expense

Our operation expenses consist of selling, general and administrative expenses, and depreciation expenses:

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010
Expense
Advertising and Promotion	$-	$3,111
Agent Service Fee	-	26
Automobile Expense	607	2,783
Bank Service Charges	73	46
Business License and Permit	39	139
China Operation Tax	1,292	9,988
China Stamp & Local Tax	134	-
Cleaning and Laundry	-	-
Depreciation Expense	3,706	3,706
Freight & Delivery	-	868
Gift and Allowance	169	816
Insurance Expense	388	-
Meals and Entertainment	-	3,104
Office Supplies	24	1,293
Other Expenses	32	479
Payroll Expenses
Payroll Expenses	11,674	28,984
Professional Fees
Professional Fees	12,323	515
Rent Expense	15,822	14,925
Repairs and Maintenance	208	67
Restaurant Supplies	225	3,658
SEC Filling Fee	1,194	742
Security	-	-
Software Fee	-	-
Telephone Expense	492	912
Training Expense	-	44
Transportation Expenses	-	2,589
Travel Expense
Travel Expense	1,997	99
Utilities	-	595
Total Expense	$50,399	$79,487

Operating expenses are consisting of labor expenses, other restaurant operating expenses, general and administrative expenses, professional expense, rent expense and depreciation expenses. Labor expenses include all direct and indirect labor costs that incurred in operations; other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, and other miscellanies costs.

We had total operating expense of $50,399 and $79,487 for the three months period ended June 30, 2011 and 2010, it included selling, general and administrative expenses of $46,693 and $75,781, and depreciation expense $3,706 and $3,706 respectively.  The decrease of operating expense for the three month period ended June 30, 2011 vs. 2010 was due to the decrease of payroll expense.  Due to the relative decreased sales revenue, the Company down-size staff and employees in 2011 to keep the operating cost under control.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income & Operation Taxes

We are subject to income taxes in the U.S., while the China operations were subject to the income tax laws of China.

We paid no income taxes due to the net operation loss in USA.

Net Loss

We incurred net losses of $40,639 and $ 25,074 for the three months period ended June 30, 2011 and 2010.  The management expects to increase the restaurant revenue by the end of year 2011 through our marketing efforts, and possible increase of local government conferences by the year end.  However, there is no guarantee that our revenue will increase due to these efforts and possible increased local government conferences.

Commitments and Contingencies

Yaboo Agriculture (Taizhou) Co., Ltd. acquired the 100% share of a local Chinese company, Qilin Bay Ecological Resurant Co., Ltd, owned by Taizhou Sunny Agricultural Development Co., Ltd. in October 2009.  The Qilin Bay Restaurant is specialty restaurant located in North Jiangzhou Road, Hailing Modern Agriculture Demonstration Zone.

In September 2009, Yaboo Agriculture (TaiZhou) Co., Ltd entered into a leasing agreement with Taizhou Sunny Agricultural Development co., Ltd for leasing the Qilin Village staff dormitory and cafeteria from September 1, 2009 to August 31, 2014, and provide for renewal options.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Yaboo, Inc; People’s Republic of China Chines Yuan Renminbi to be its functional currency in Yaboo Agriculture (Taizhou) co., Ltd.  Assets and liabilities were translated to U.S. dollars at the period-end exchange rate.  Statement of operations amounts were translated to U.S. dollars using the first date of each month during the year.  Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders’ equity.

Liquidity and Capital Resources

	At June 30	At December 31
	2011	2010

Current Ratio*	0.22	0.50
Cash	$2,880	$25,451
Working Capital	$(129,640)	(62,801)
Total Assets	$232,849	267,184
Total Liabilities	$165,472	125,555

Total Equity	$67,377	141,629

Total Debt/Equity**	2.46	0.89

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $25,451 at December 31, 2010 and the negative working capital of $ 62,801; and cash and cash equivalent of $2,880 and the negative working capital of $129,640 at June 30, 2011.

From August 11, 2008 (the date of inception) through June 30, 2011, we generated $417,245 in revenues although we have had an operating loss during this period of ($404,865).  From August 11, 2008 through June 30, 2011, our total expenses including cost of goods and operating expenses was $822,110, and the averaged monthly cost, i.e., the monthly burn rate was $25,000.  As of June 30, 2011, the averaged monthly sales revenue was $12,600; and the net monthly negative cash flow was $12,400.   As of June 30, 2011, the cash balance in the bank was $2,880, which will only last for 10 day’s operations.  After then, the founder of the Company, Mr. Jiang and other board members have orally agreed to loan to the company sufficient funds as the Company needs to continue operations.  We do not have any written loan agreement in place with Mr. Baoguo Jiang or board members.  The loan will be for the company’s operation purpose without interest charge, the loan may be requested to pay off as long as the Company can generate sufficient cash flows to continue operations and repay the loan.  As of June 30, 2011, there was total $94,139 loan balance from shareholder, Mr. Baoguo Jiang.  We anticipate needing $150,000 to fund our proposed operations for the next 12 months, including approximately $50,000 to fund the costs of being a public company.  We anticipate funding these amounts from cash flow or from the oral agreements from management.  If we do not generate sufficient operating cash flow and our management does not loan us the funds, and if we are unable to obtain alternative debt or equity financing, we may have to suspend or cease operations.

In addition, the management may pursue to increase marketing activities to increase sales. We will continue to advertise on local newspapers, send more brochures, menus, and coupons to attract more customers.  And the same time, we will continue contacts with local governments to attempt to get more reservations.  We anticipate spending approximately $10,000 on these activities in the next 12 months.

Our restaurant was closed and Qilin Bay was inactive from January to September 2009 due to prior restaurant operational management’s personal family reasons.   We do not expect this situation to reoccur as we have replaced operational management. Our lack of operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our financial statements contain a going concern qualification.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2011 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2011, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                     Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2011.

(b)                    Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2011.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)	Exhibits.

Exhibit
No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yaboo, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Baoguo Jing	August 15, 2011	/s/ Baoguo Jing

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Baoguo Jing	Baoguo Jing	Principal Executive Officer	August 15, 2011
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.