Form 10-Q
period 2011-03-31
YABOO INC
filed 2011-08-18
CIK 1483798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

Yaboo, Inc.
(Exact name of registrant as specified in its charter)

Nevada	7221	26-3606113
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

70 West Madison St., Suite 1400 Chicago, IL	60602
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  312-214-6116

SEC File No:  333-164999

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

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

PART I — FINANCIAL INFORMATION

YABOO, INC.

Financial Statements
(Unaudited)

As of March 31, 2011 and 2010

YABOO, INC
BALANCE SHEET

	March 31	December 31
	2011	2010	*
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,462	$25,451
Accounts receivable, net	23,755	29,634
Inventory	7,493	7,670
Total Current Assets	$34,710	$62,755
Fixed assets:
Improvement, net	$200,723	$204,429
Total Fixed Assets	$200,723	$204,429

TOTAL ASSETS	$235,433	$267,184

LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$55,948	$40,115
Loan from shareholders	71,470	85,440
Total current liabilities	$127,418	$125,555

Total liabilities	$127,418	$125,555

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 47,278,000 shares issued and outstanding.	$47,278	$47,278
Paid-in capital	$419,122	$419,122
Deficit accumulated	$(363,321)	$(329,707)
Accumulated other comprehensive income (loss)	$4,936	$4,936

Total stockholders' equity	$108,015	$141,629

TOTAL LIABILITIES & EQUITY	$235,433	$267,184

*derived from audited financial statements as of December 31, 2010

YABOO, INC
STATEMENT OF OPERATION

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Revenues	$12,349	$90,795
Cost of Goods Sold	9,179	47,584
Gross Profit	$3,170	$43,211
Operating expenses:

Selling, general and administrative expenses	33,082	81,202
Depreciation and amortization expenses	3,706	3,706
Total Operating Expenses	$36,788	$84,908

Operating Loss	$(33,618)	$(41,697)

Investment income, net	$4	$11
Interest Expense, net	$-	$-
Loss before income taxes	$(33,614)	$(41,686)
Loss tax expense	$-	$-
Net income (loss)	$(33,614)	$(41,686)

Net income (loss) per common share- Basics	$(0.00)	$(0.00)
Net income (loss) per common share- Diluted	$(0.00)	$(0.00)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-
Other comprehensive income (loss)	$-	$-
Comprehensive Income (Loss)	$(33,614)	$(41,686)

YABOO, INC
STATEMENT OF STOCKHOLDERS EQUITY
The Period August 11, 2008 ( Date of Inception)
through March 31, 2011
(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-in	Deficit	Comprehensive	Stockholders'
	Shares	Amount	Capital	Accumulated	Income (Loss)	Equity
Issuance of common stocks to shareholders @0.001 per share on August 12, 2008	500,000	$500	$-			$500

Issuance of common stocks to shareholders @0.005 per share on August 31, 2008	27,400,000	$27,400	$109,600			$137,000

Issuance of common stocks to shareholders @0.01 per share on October 31, 2008	16,000,000	$16,000	$144,000			$160,000

Issuance of common stocks to shareholders @0.05 per share on December 31, 2008	3,142,000	$3,142	$153,958			$157,100

Issuance of common stocks to Williams @0.05 per share on December 31, 2008	236,000	$236	$11,564			$11,800

Net loss for the period ended December 31, 2008				$(13,275)		$(13,275)
Balance, December 31, 2008	47,278,000	$47,278	$419,122	$(13,275)	$-	$453,125
Net loss for the period ended December 31, 2009				$(176,748)	$-	$(176,748)
Balance, December 31, 2009	47,278,000	$47,278	$419,122	$(190,023)	$-	$276,377
Net loss for the period ended December 31, 2010				$(139,684)		$(139,684)

Other comprehensive gain (loss)					$4,936	$4,936
Balance, December 31, 2010	47,278,000	$47,278	$419,122	$(329,707)	$4,936	$141,629
Net loss for the period ended March 31, 2011				$(33,614)		$(33,614)

Other comprehensive gain (loss)					$-	$-
Balance, March 31, 2011	47,278,000	$47,278	$419,122	$(363,321)	$4,936	$108,015

YABOO, INC
STATEMENT OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(33,614)	$(41,686)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation Expense	3,706	3,706
Accounts receivable	5,879	(30,494)
Inventory	177	18,142
Accounts payable	15,833	6,447
Loan from shareholders/officers	(13,970)	(2,647)
Net cash provided by operating activities	$(21,989)	$(46,532)

Investing Activities:
Improvement, net	$-	$-
Net cash provided by investing activities	$-	$-

Financing Activities:
Proceeds from issuance of common stock	$-	$-
Net cash provided by financing activities	$-	$-

Effect of Exchange Rate on Cash	$-	$-
Net increase (decrease) in cash and cash equivalents	$(21,989)	$(46,532)
Cash and cash equivalents at beginning of the period	$25,451	$74,314
Cash and cash equivalents at end of period	$3,462	$27,782

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

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had accumulated net loss of $190,023 from August 11, 2008 (Date of Inception) to December 31, 2009, and the net loss of $139,684 for the year ended December 31, 2010, and net loss of $ 33,614 for the fiscal quarter ended March 31, 2011.  These conditions raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2011, and March 31, 2010, there were $ 3,462 and $ 27,782 cash and cash equivalents respectively.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Account Receivable

The Company would allow a few local government organizations to sign a sales receipt instead of immediately cashed paid after their eating; and the restaurant would send the government department a bill for the payment. The bills are due in three months or less. As of March 31, 2011, the Company has account receivable of $ 23,755.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of December 31, 2008, there were no fixed assets in the Company’s balance sheets.

During September and October 2009, the Company incurred the remodeling and improvement for re-opening the restaurant business, the improvement was recorded as fixed asset to depreciate over 15 years with straight line method at mid month convention.  The net improvement balance as of March 31, 2011 was $ 200,723, i.e. the total remodeling cost of $222,341 minus accumulated depreciation of $21,618.

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

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The inventory was valued at cost of purchase from local suppliers.  Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market. The Company periodically makes advance purchases of various inventory items such as beverages, fresh seafood, and other related materials to ensure adequate supply or to obtain favorable pricing. And the company purchases the fresh vegetables and meats every other day.  The inventory balance was $ 7,493 as of March 31, 2011, which including $ 3,837 of beverages, $ 2,185 live fishes, retail merchandizes and fresh vegetables and meats of $ 1,471.

Revenues

The Company records the food and beverage sales upon the foods and beverage are delivered and consumed by customers.  The restaurant was opened on October 22, 2009, most of retail customers paid the cash after their eating; and a few local government organizations did sign the sales receipts and the restaurant would send the local government departments bills for payments.  It is very common practice particularly the Qilin Bay Restaurant is special licensed by local government.  The payment terms are within 90 days.  For the three months period ended March 31, 2011 and 2010, there were total sales revenue of $12,349 and $90,795 respectively.

Cost of Goods Sold

The cost of goods sold and inventories were valued at cost of purchase from local suppliers.  The purchase order was placed when the restaurant as needed. Cost of sales is consisting of food, beverage, retail merchandizes, and other related materials. For the three months period ended March 31, 2011 and 2010, the Cost of Goods Sold was $9,179 and $ 47,584 respectively.

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

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Shareholders/Officers

As of March 31, 2011, the officer, Mr. Baoguo Jiang, have loaned $71,470 to the Company to setting up and continue operating the corporation and business.

The loan was for the company’s operation purpose without interest charge, the loan may be requested to pay off as long as the Company can generate sufficient cash flows.

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2011, total 37,800,000 shares were issued to officers and directors.  Please see the Table below for details:

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

There were no shares issued in 2009, 2010 and the first fiscal quarter 2011.

As of March 31, 2011, the total 47,278,000 shares were issued and outstanding.

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

After acquisition of the Qilin Bay Restaurant, the restaurant was remodeled and started to operate after October 2009.  The gross sales revenue generated through the restaurant was $ 12,349 and $ 90,795 for the three months period ended 2011 and 2010 respectively.

NOTE F GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred net operating losses of $ 364,226 for the period August 11, 2008 (date of inception) through March 31, 2011, and the net operating loss of $ 33,618 for the three months period ended March 31, 2011.

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

Exhibit A

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Expense
Automobile Expense	$1,250	$103
Bank Service Charges	55	41
Business License and Permit	203	1,353
China Operation Tax	1,455	-
China Stamp & Local Tax	-	279
Cleaning and Laundry	101	309
Depreciation Expense	3,706	3,706
Freight & Delivery	-	250
Gift and Allowance	365	116
Meals and Entertainment	62	467
Office Supplies	14	1,154
Payroll Expenses
Payroll Expenses	11,169	34,377
Professional Fees	-	19,500
Rent Expense
Rent Expense	15,822	15,582
Repairs and Maintenance	125	831
Restaurant Supplies	-	1,632
SEC Filling Fee	1,021	1,055
Security	-	735
Software Fee	-	368
Telephone Expense	372	518
Transportation Expenses	-	993
Travel Expense	717	751
Utilities	323	789
Worker Compensation Insurance	29	-
Total Expense	$36,788	$84,908

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

After acquisition of the Qilin Bay Restaurant, we remodeled and started to operate in October 2009.  The gross sales revenue generated through the operations of the restaurant was $117,547 as of December 31, 2009; the gross revenue of $267,426 for the year ended December 31, 2010; the gross revenue of $12,349 for the three month ended March 31, 2011.  There was an operating loss of $177,317 for 2009, an operating loss of $139,705 for 2010, and an operating loss of $ 33,618 for three month period ending March 31, 2011 primarily as the result of operating losses at the restaurant combined with corporate overhead, respectively.

Results of Operations

For the fiscal quarters ended March 31, 2011 vs. March 31, 2010.

Revenue

The Company records the food and beverage sales upon the foods and beverage are delivered and consumed by customers.  The restaurant was opened on October 22, 2009, most of retail customers paid the cash after their eating; and a few local government organizations did sign the sales receipts and the restaurant would send the local government departments bills for payments.  It is very common practice particularly the Qilin Bay Restaurant is special licensed by local government.  The payment terms are within 90 days.  For the three months period ended March 31, 2011 and 2010, there were total sales revenue of $12,349 and $90,795 respectively.  The less sales revenue for three month ended March 31, 2011 vs. 2010 was due to the decrease of government reservations and conferences.   The management expects to increase the restaurant revenue by the end of year 2011 through our marketing efforts, and possible increase of local government conferences by the year end. However, there is no guarantee that our revenue will increase due to these efforts and possible increased local government conferences.

Cost of Revenue

The cost of goods sold and inventories were valued at cost of purchase from local suppliers.  The purchase order was placed when the restaurant as needed. Cost of sales is consisting of food, beverage, retail merchandizes, and other related materials. For the three months period ended March 31, 2011 and 2010, the Cost of Goods Sold was $9,179 and $47,584 respectively, with the decrease a result of lower sales.

We expect the price for cost of goods sold would be relatively stable, and with expected increase of the total revenue if our plans as described in “Net Loss” below are successful, the total cost of goods sold would be increased too, but the gross profit margin may be relatively unchanged, as compared to the current averaged gross margin of 45%.

Expense

Our operation expenses consist of selling, general and administrative expenses, and depreciation expenses:

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Expense
Automobile Expense	$1,250	$103
Bank Service Charges	55	41
Business License and Permit	203	1,353
China Operation Tax	1,455	-
China Stamp & Local Tax	-	279
Cleaning and Laundry	101	309
Depreciation Expense	3,706	3,706
Freight & Delivery	-	250
Gift and Allowance	365	116
Meals and Entertainment	62	467
Office Supplies	14	1,154
Payroll Expenses
Payroll Expenses	11,169	34,377
Professional Fees	-	19,500
Rent Expense
Rent Expense	15,822	15,582
Repairs and Maintenance	125	831
Restaurant Supplies	-	1,632
SEC Filling Fee	1,021	1,055
Security	-	735
Software Fee	-	368
Telephone Expense	372	518
Transportation Expenses	-	993
Travel Expense	717	751
Utilities	323	789
Worker Compensation Insurance	29	-
Total Expense	$36,788	$84,908

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

We had total operating expense of $36,788 and $84,908 for the three months period ended March 31, 2011 and 2010, it included selling, general and administrative expenses of $33,082 and $81,202, and depreciation expense $3,706 and $3,706 respectively.  The decrease of operating expense for the three month period ended March 31, 2011 vs. 2010 was due to the decrease of payroll expense and professional fees.  Due to the relative decreased sales revenue, the Company down-size staff and employees in 2011 to keep the operating cost under control.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income & Operation Taxes

We are subject to income taxes in the U.S., while the China operations were subject to the income tax laws of China.

We paid no income taxes due to the net operation loss in USA.

Net Loss

We incurred net losses of $33,614 and $41,686 for the three months period ended March 31, 2011 and 2010.  The management expects to increase the restaurant revenue by the end of year 2011 through our marketing efforts, and possible increase of local government conferences by the year end.  However, there is no guarantee that our revenue will increase due to these efforts and possible increased local government conferences.

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

Liquidity and Capital Resources

	At March 31	At December 31
	2011	2010

Current Ratio*	0.22	0.50
Cash	$3,462	$25,451
Working Capital	$(92,708)	(62,801)
Total Assets	$235,433	267,184
Total Liabilities	$127,418	125,555

Total Equity	$108,015	141,629

Total Debt/Equity**	1.18	0.89

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $25,451 at December 31, 2010 and had negative working capital of $62,801; and cash and cash equivalent of $3,416 and negative working capital of $92,708 at March 31, 2011.

From August 11, 2008 (the date of inception) through March 31, 2011, we generated $ 397,322 in revenues although we have had an net operating loss during this period of $364,226 from August 11, 2008 through March 31, 2011, our total expenses including cost of goods and operating expenses was $761,548, and the averaged monthly cost, i.e., the monthly burn rate was $24,500.  As of March 31, 2011, the averaged monthly sales revenue was $12,800; and the net monthly negative cash flow was $11,700.   As of March 31, 2011, the cash balance in the bank was $3,462, which will only last for 10 day’s operations.  After then, the founder of the Company, Mr. Jiang and other board members have orally agreed to loan to the company sufficient funds as the Company needs to continue operations.  We do not have any written loan agreement in place with Mr. Baoguo Jiang or board members.  The loan will be for the company’s operation purpose without interest charge, the loan may be requested to pay off as long as the Company can generate sufficient cash flows to continue operations and repay the loan.  As of March 31, 2011, there was total $71,470 loan balance from shareholder, Mr. Baoguo Jiang.  We anticipate needing $150,000 to fund our proposed operations for the next 12 months, including approximately $50,000 to fund the costs of being a public company.  We anticipate funding these amounts from cash flow or from the oral agreements from management.  If we do not generate sufficient operating cash flow and our management does not loan us the funds, and if we are unable to obtain alternative debt or equity financing, we may have to suspend or cease operations.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2011 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2011, our disclosure controls and procedures are effective.

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

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2011.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2011.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

Yaboo, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Baoguo Jing	August 17, 2011	/s/ Baoguo Jing

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Baoguo Jing	Baoguo Jing	Principal Executive Officer	August 17, 2011
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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