Form 10-Q/A
period 2011-06-30
YABOO INC
filed 2011-09-08
CIK 1483798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
Yes ☐ No ☒

As of September 8, 2011 there were 47,278,000 shares issued and outstanding of the registrant’s common stock.

  EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (“Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Registrants Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 18, 2011, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Registrant’s Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filings.

Item 6.  Exhibits

Exhibit 31.1	Section 302 Certification – Chief Executive Officer/ Chief Financial Officer *

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

	101.INS	XBRL Instance Document**

	101.SCH	XBRL Taxonomy Extension Schema Document**

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed on August 18, 2011 as an exhibit to the Registrants’ Form 10-Q’s for the quarterly period ended June 30, 2011.
**Furnished herein

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yaboo, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Baoguo Jing	September 8, 2011	/s/ Baoguo Jing

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Baoguo Jing	Baoguo Jing	Principal Executive Officer	September 8, 2011
Principal Financial Officer and Principal Accounting Officer