Form 10-Q
period 2011-09-30
YABOO INC
filed 2011-11-14
CIK 1483798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of September 30, 2011 there were 47,278,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

YABOO, INC.

Financial Statements
(Unaudited)

As of September 30, 2011 and 2010

YABOO, INC
BALANCE SHEET

	September 30	December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,152	$25,451
Accounts receivable, net	24,359	29,634
Inventory	1,290	7,670
Total Current Assets	$27,801	$62,755
Fixed assets:
Improvement, net	$193,311	$204,429
Total Fixed Assets	$193,311	$204,429

TOTAL ASSETS	$221,112	$267,184

LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$31,141	$40,115
Loan from shareholders	138,408	85,440
Total Current Liabilities	$169,549	$125,555

Total Liabilities	$169,549	$125,555

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 47,278,000 shares issued and outstanding.	$47,278	$47,278
Paid-in capital	$419,122	$419,122
Deficit accumulated	$(420,011)	$(329,707)
Accumulated other comprehensive income (loss)	$5,174	$4,936

Total stockholders' equity	$51,563	$141,629

TOTAL LIABILITIES & EQUITY	$221,112	$267,184

YABOO, INC
STATEMENT OF OPERATION

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues	$65,422	$213,504	$33,150	$37,832
Cost of Goods Sold	35,483	98,166	16,141	20,118
Gross Profit	$29,939	$115,338	$17,009	$17,714
Operating expenses:

Selling, general and administrative expenses	109,130	196,042	29,355	39,060
Depreciation and amortization expenses	11,118	11,118	3,706	3,706
Total Operating Expenses	$120,248	$207,160	$33,061	$42,766

Operating Loss	$(90,309)	$(91,822)	$(16,052)	$(25,052)

Investment income, net	$5	$16	$-	$5
Interest Expense, net	$-	$-	$-	$-
Income(loss) before income taxes	$(90,304)	$(91,806)	$(16,052)	$(25,047)
Income(loss) tax expense	$-	$-	$-	$-
Net income (loss)	$(90,304)	$(91,806)	$(16,052)	$(25,047)

Net income (loss) per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	238	213	238	213
Other comprehensive income (loss)	$238	$213	$238	$213
Comprehensive Income (Loss)	$(90,066)	$(91,593)	$(15,814)	$(24,834)

YABOO, INC
STATEMENT OF STOCKHOLDERS EQUITY
The Period August 11, 2008 ( Date of Inception)
through September 30, 2011

			Additional		Other	Total
	Common Stock		Paid-in	Deficit	Comprehensive	Stockholders'
	Shares	Amount	Capital	Accumulated	Income (Loss)	Equity

Issuance of common stocks to shareholders @0.001 per share on August 12, 2008	500,000	$500	$-			$500

Issuance of common stocks to shareholders @0.005 per share on August 31, 2008	27,400,000	$27,400	$109,600			$137,000

Issuance of common stocks to shareholders @0.01 per share on October 31, 2008	16,000,000	$16,000	$144,000			$160,000

Issuance of common stocks to shareholders @0.05 per share on December 31, 2008	3,142,000	$3,142	$153,958			$157,100

Issuance of common stocks to Williams @0.05 per share on December 31, 2008	236,000	$236	$11,564			$11,800

Net loss for the period ended December 31, 2008				$(13,275)		$(13,275)
Balance, December 31, 2008	47,278,000	$47,278	$419,122	$(13,275)	$-	$453,125

Net loss for the period ended December 31, 2009				$(176,748)	$-	$(176,748)
Balance, December 31, 2009	47,278,000	$47,278	$419,122	$(190,023)	$-	$276,377

Net loss for the period ended December 31, 2010				$(139,684)		$(139,684)

Other comprehensive gain (loss)					$4,936	$4,936
Balance, December 31, 2010	47,278,000	$47,278	$419,122	$(329,707)	$4,936	$141,629

Net loss for the period ended September 30, 2011				$(90,304)		$(90,304)

Other comprehensive gain (loss)					$238	$238
Balance, September 30, 2011	47,278,000	$47,278	$419,122	$(420,011)	$5,174	$51,563

YABOO, INC
STATEMENT OF CASH FLOWS

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Operating Activities:
Net income (loss)	$(90,304)	$(91,806)	$(16,052)	$(25,047)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation Expense	11,118	11,118	3,706	3,706
Accounts receivable	5,275	17,929	-	25,332
Inventory	6,380	13,039	7,303	321
Accounts payable	(8,974)	(7,592)	(40,192)	(13,107)
Loan from shareholders/officers	52,968	14,180	44,269	4,104
Net cash provided by operating activities	$(23,537)	$(43,132)	$(966)	$(4,691)

Investing Activities:
Improvement, net	$-	$-	$-	$-
Net cash provided by investing activities	$-	$-	$-	$-

Financing Activities:
Proceeds from issuance of common stock	$-	$-	$-	$-
Net cash provided by financing activities	$-	$-	$-	$-

Effect of Exchange Rate on Cash	$238	$213	$238	$213
Net increase (decrease) in cash and cash equivalents	$(23,299)	$(42,919)	$(728)	$(4,478)
Cash and cash equivalents at beginning of the period	$25,451	$74,314	$2,880	$35,873
Cash and cash equivalents at end of period	$2,152	$31,395	$2,152	$31,395

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2011, and September 30, 2010, there were $ 2,152 and $ 31,395 cash and cash equivalents respectively.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Account Receivable

The Company would allow a few local government organizations to sign a sales receipt instead of immediately cashed paid after their eating; and the restaurant would send the government department a bill for the payment. The bills are due in three months or less. As of September 30, 2011 and 2010, the Company has account receivable of $ 24,359 and $27,949 respectively.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of December 31, 2008, there were no fixed assets in the Company’s balance sheets.

During September and October 2009, the Company incurred the remodeling and improvement for re-opening the restaurant business, the improvement was recorded as fixed asset to depreciate over 15 years with straight line method at mid month convention.  The net improvement balance as of September 30, 2011 was $ 193,311, i.e. the total remodeling cost of $222,341 minus accumulated depreciation of $29,030.

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

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The inventory was valued at cost of purchase from local suppliers.  Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market. The Company periodically makes advance purchases of various inventory items such as beverages, fresh seafood, and other related materials to ensure adequate supply or to obtain favorable pricing. And the company purchases the fresh vegetables and meats every other day.  The inventory balance was $1,290 as of September 30, 2011, which including beverages, live fishes, retail merchandizes and fresh vegetables and meats.

Revenues

The Company records the food and beverage sales upon the foods and beverage are delivered and consumed by customers.  The restaurant was opened on October 22, 2009, most of retail customers paid the cash after their eating; and a few local government organizations did sign the sales receipts and the restaurant would send the local government departments bills for payments.  It is very common practice particularly the Qilin Bay Restaurant is special licensed by local government.  The payment terms are within 90 days.  For the nine months period ended September 30, 2011 and 2010, there were total sales revenue of $ 65,422 and $ 213,504 respectively.  For the three months period ended September 30, 2011 and 2010, there were total sales revenue of $ 33,150 and $ 37,832 respectively.

 Cost of Goods Sold

The cost of goods sold and inventories were valued at cost of purchase from local suppliers.  The purchase order was placed when the restaurant as needed. Cost of sales is consisting of food, beverage, retail merchandizes, and other related materials. For the nine months period ended September 30, 2011 and 2010, the Cost of Goods Sold was $35,483 and $ 98,166 respectively. For the three months period ended September 30, 2011 and 2010, the Cost of Goods Sold was $ 16,141 and $ 20,118 respectively.

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

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Shareholders/Officers

As of September 30, 2011, the officer, Mr. Baoguo Jiang, have loaned $ 138,408 to the Company to setting up and continue operating the corporation and business.

The loan was for the company’s operation purpose without interest charge, the loan may be requested to pay off as long as the Company can generate sufficient cash flows.

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2011, total 37,800,000 shares were issued to officers and directors.  Please see the Table below for details:

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

There were no shares issued in 2009, 2010 and the nine months period of 2011.

As of September 30, 2011, the total 47,278,000 shares were issued and outstanding.

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

After acquisition of the Qilin Bay Restaurant, the restaurant was remodeled and started to operate after October 2009.  The gross sales revenue generated through the restaurant was $ 65,422 and $ 213,504 for the nine months period ended 2011 and 2010 respectively.

NOTE F GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $ 420,917 for the period August 11, 2008 (date of inception) through September 30, 2011, and the net loss of $ 90,304 for the nine months period ended September 30, 2011.

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

Exhibit A	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Expense
Advertising and Promotion	$62	$3,111	$62	$-
Agent Service Fee	-	26	-	-
Total Automobile Expense	2,577	3,699	720	813
Bank Service Charges	214	214	86	127
Business License and Permit	450	2,365	208	873
China Operation Tax	3,695	12,437	948	2,449
China Stamp & Local Tax	199	279	199	-
Cleaning and Laundry	253	536	18	227
Freight & Delivery	-	1,118	-	-
Gift and Allowance	1,537	1,090	1,003	159
Insurance Expense	812	-	423	-
Meals and Entertainment	937	3,905	875	334
Office Supplies	259	2,508	221	61
Other Expenses	-	479	-	-
Total Payroll Expenses	30,324	88,098	7,481	24,738
Postage and Shipping Expense	-	560	-	560
Total Professional Fees	12,569	20,235	246	221
Total Rent Expense	47,759	37,329	16,115	6,822
Repairs and Maintenance	352	1,115	19	218
Restaurant Supplies	225	5,290	-	-
SEC Filling Fee	2,214	1,797	-	-
Security	-	735	-	-
Software Fee	-	368	-	-
Supplies	28	111	28	111
Telephone Expense	1,275	1,430	411	-
Training Expense	-	44	-	-
Transportation Expenses	16	3,706	16	125
Total Travel Expense	2,989	1,595	275	745
Utilities	323	1,862	-	479
Worker Compensation Insurance	61	-	-	-
Total Expense	$109,130	$196,042	$29,355	$39,060

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

After acquisition of the Qilin Bay Restaurant, we remodeled and started to operate in October 2009.  The gross sales revenue generated through the operations of the restaurant was $117,547 as of December 31, 2009; the gross revenue of $267,426 for the year ended December 31, 2010; the gross revenue of $65,422 for the nine month ended September 30, 2011.  There was an operating loss of $177,317 for 2009, an operating loss of $139,705 for 2010, and an operating loss of $90,309 for nine month period ending September 30, 2011 primarily as the result of operating losses at the restaurant combined with corporate overhead, respectively.

Results of Operations

For the nine months ended September 30, 2011 vs. September 30, 2010.

Revenue

The Company records the food and beverage sales upon the foods and beverage are delivered and consumed by customers.  The restaurant was opened on October 22, 2009, most of retail customers paid the cash after their eating; and a few local government organizations did sign the sales receipts and the restaurant would send the local government departments bills for payments.  It is very common practice particularly the Qilin Bay Restaurant is special licensed by local government.  The payment terms are within 90 days.  For the nine months period ended September 30, 2011 and 2010, there were total sales revenue of $ 65,422 and $ 213,504 respectively.  The less sales revenue for nine month ended September 30, 2011 vs. 2010 was due to the decrease of government reservations and conferences.  The management expects to increase the restaurant revenue by the end of year 2011 through our marketing efforts, and possible increase of local government conferences by the year end.  However, there is no guarantee that our revenue will increase due to these efforts and possible increased local government conferences.

Cost of Revenue

The cost of goods sold and inventories were valued at cost of purchase from local suppliers.  The purchase order was placed when the restaurant as needed. Cost of sales is consisting of food, beverage, retail merchandizes, and other related materials. For the nine months period ended September 30, 2011 and 2010, the Cost of Goods Sold was $ 35,483 and $ 98,166 respectively, with the decrease a result of lower sales.

We expect the price for cost of goods sold would be relatively stable, and with expected increase of the total revenue if our plans as described in “Net Loss” below are successful, the total cost of goods sold would be increased too, but the gross profit margin may be relatively unchanged, as compared to the current averaged gross margin of 45%.

Expense

Our operation expenses consist of selling, general and administrative expenses, and depreciation expenses:

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Selling and Administrative Expense
Advertising and Promotion	$62	$3,111
Agent Service Fee	-	26
Total Automobile Expense	2,577	3,699
Bank Service Charges	214	214
Business License and Permit	450	2,365
China Operation Tax	3,695	12,437
China Stamp & Local Tax	199	279
Cleaning and Laundry	253	536
Freight & Delivery	-	1,118
Gift and Allowance	1,537	1,090
Insurance Expense	812	-
Meals and Entertainment	937	3,905
Office Supplies	259	2,508
Other Expenses	-	479
Total Payroll Expenses	30,324	88,098
Postage and Shipping Expense	-	560
Total Professional Fees	12,569	20,235
Total Rent Expense	47,759	37,329
Repairs and Maintenance	352	1,115
Restaurant Supplies	225	5,290
SEC Filling Fee	2,214	1,797
Security	-	735
Software Fee	-	368
Supplies	28	111
Telephone Expense	1,275	1,430
Training Expense	-	44
Transportation Expenses	16	3,706
Total Travel Expense	2,989	1,595
Utilities	323	1,862
Worker Compensation Insurance	61	-
Total Selling and Administrative Expense	$109,130	$196,042

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

We had total operating expense of $ 120, 248 and $ 207,160 for the nine months period ended September 30, 2011 and 2010, it included selling, general and administrative expenses of $ 109,130 and $ 196,042 , and depreciation expense $ 11,118 and $ 11,118 respectively.  The decrease of operating expense for the nine month period ended September 30, 2011 vs. 2010 was due to the decrease of payroll expense.  Due to the relative decreased sales revenue, the Company down-size staff and employees in 2011 to keep the operating cost under control.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income & Operation Taxes

We are subject to income taxes in the U.S., while the China branch was subject to the income tax laws of China.

We paid no income taxes due to the net operation loss in USA.

Net Loss

We incurred net losses of $ 90,304 and $ 91,806 for the nine months period ended September 30, 2011 and 2010.  The management expects to increase the restaurant revenue by the end of year 2011 through our marketing efforts, and possible increase of local government conferences by the year end.  However, there is no guarantee that our revenue will increase due to these efforts and possible increased local government conferences.

For the fiscal quarters ended September 30, 2011 vs. September 30, 2010.

Revenue

The Company records the food and beverage sales upon the foods and beverage are delivered and consumed by customers.  The restaurant was opened on October 22, 2009, most of retail customers paid the cash after their eating; and a few local government organizations did sign the sales receipts and the restaurant would send the local government departments bills for payments.  It is very common practice particularly the Qilin Bay Restaurant is special licensed by local government.  The payment terms are within 90 days.  For the three months period ended September 30, 2011 and 2010, there were total sales revenue of $ 33,150 and $ 37,832 respectively.  The less sales revenue for three month ended September 30, 2011 vs. 2010 was due to the decrease of government reservations and conferences.

Cost of Revenue

The cost of goods sold and inventories were valued at cost of purchase from local suppliers.  The purchase order was placed when the restaurant as needed. Cost of sales is consisting of food, beverage, retail merchandizes, and other related materials. For the three months period ended September 30, 2011 and 2010, the Cost of Goods Sold was $16,141 and $ 20,118 respectively, with the decrease a result of lower sales.

We expect the price for cost of goods sold would be relatively stable, and with expected increase of the total revenue if our plans as described in “Net Loss” below are successful, the total cost of goods sold would be increased too, but the gross profit margin may be relatively unchanged, as compared to the current averaged gross margin of 45% to 50%.

Expense

Our operation expenses consist of selling, general and administrative expenses, and depreciation expenses:

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
Selling and Administrative Expense
Advertising and Promotion	$62	$-
Agent Service Fee	-	-
Total Automobile Expense	720	813
Bank Service Charges	86	127
Business License and Permit	208	873
China Operation Tax	948	2,449
China Stamp & Local Tax	199	-
Cleaning and Laundry	18	227
Freight & Delivery	-	-
Gift and Allowance	1,003	159
Insurance Expense	423	-
Meals and Entertainment	875	334
Office Supplies	221	61
Other Expenses	-	-
Total Payroll Expenses	7,481	24,738
Postage and Shipping Expense	-	560
Total Professional Fees	246	221
Total Rent Expense	16,115	6,822
Repairs and Maintenance	19	218
Restaurant Supplies	-	-
SEC Filling Fee	-	-
Security	-	-
Software Fee	-	-
Supplies	28	111
Telephone Expense	411	-
Training Expense	-	-
Transportation Expenses	16	125
Total Travel Expense	275	745
Utilities	-	479
Worker Compensation Insurance	-	-
Total Selling and Administrative Expense	$29,355	$39,060

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

We had total operating expense of $ 33,061 and $ 42,766 for the three months period ended September 30, 2011 and 2010, it included selling, general and administrative expenses of $ 29,355 and $ 39,060, and depreciation expense $3,706 and $3,706 respectively.  The decrease of operating expense for the three month period ended September 30, 2011 vs. 2010 was due to the decrease of payroll expense.  Due to the relative decreased sales revenue, the Company down-size staff and employees in 2011 to keep the operating cost under control.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income & Operation Taxes

We are subject to income taxes in the U.S., while the China operations were subject to the income tax laws of China.

We paid no income taxes due to the net operation loss in USA.

Net Loss

We incurred net losses of $ 16,052 and $ 25,047 for the three months period ended September 30, 2011 and 2010.  The management expects to increase the restaurant revenue by the end of year 2011 through our marketing efforts, and possible increase of local government conferences by the year end.  However, there is no guarantee that our revenue will increase due to these efforts and possible increased local government conferences.

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

Liquidity and Capital Resources

	At September 30	At December 31
	2011	2010

Current Ratio *	0.16	0.50
Cash	$2,152	$25,451
Working Capital	$(141,748)	(62,801)
Total Assets	$221,112	267,184
Total Liabilities	$169,549	125,555

Total Equity	$51,563	141,629

Total Debt/Equity ***	3.29	0.89

*Current Ratio = Current Assets /Current Liabilities

**Working Capital = Current Assets – Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $ 25,451 at December 31, 2010 and the negative working capital of $ 62,801; and cash and cash equivalent of $ 2,152 and the negative working capital of $ 141,748 at September 30, 2011.

From August 11, 2008 (the date of inception) through September 30, 2011, we generated $450,395 in revenues although we have had an operating loss during this period of ($420,917).  From August 11, 2008 through September 30, 2011, our total expenses including cost of goods and operating expenses was $ 871,312, and the averaged monthly cost, i.e., the monthly burn rate was $23,000.  As of September 30, 2011, the averaged monthly sales revenue was $11,900; and the net monthly negative cash flow was $11,100.   As of September 30, 2011, the cash balance in the bank was $2,152, which will only last for 10 day’s operations.  After then, the founder of the Company, Mr. Jiang and other board members have orally agreed to loan the company sufficient funds as the Company need to continue operations.  We do not have any written loan agreement in place with Mr. Baoguo Jiang or board members.  The loan will be for the company’s operation purpose without interest charge, the loan may be requested to pay off as long as the Company can generate sufficient cash flows to continue operations and repay the loan.  As of September 30, 2011, there was total $ 138,408 loan balance from shareholder, Mr. Baoguo Jiang.  We anticipate needing $150,000 to fund our proposed operations for the next 12 months, including approximately $50,000 to fund the costs of being a public company.  We anticipate funding these amounts from cash flow or from the oral agreements from management.  If we do not generate sufficient operating cash flow and our management does not loan us the funds, and if we are unable to obtain alternative debt or equity financing, we may have to suspend or cease operations.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2011 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2011, our disclosure controls and procedures are effective.

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

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                     Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2011.

(b)                    Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2011.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)	Exhibits.

Exhibit
No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

______________
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

Yaboo, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Baoguo Jing	November 14, 2011	/s/ Baoguo Jing

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Baoguo Jing	Baoguo Jing	Principal Executive Officer	November 14, 2011
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

______________
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