Form 10-K
period 2012-03-31
YABOO INC
filed 2012-05-16
CIK 1483798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-163035

Yaboo, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-3606113
(State or other jurisdiction of	IRS I.D.
incorporation or organization)

70 West Madison St., Suite 1400
Chicago, IL	60602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  312-214-6116

SEC File No:  333-164999

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☐      No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☒    No ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2011) was approximately $347,800 (based on 3,478,000 shares of common stock outstanding held by non-affiliates and a price of $0.10 per share on such date).  Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2011 have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 47,278,000 shares as of May 15, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Yaboo, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Yaboo”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1.  Description of Business

General

Organization

Yaboo, Inc. (the Company) was incorporated under the laws of Nevada on August 11, 2008, with registered address at 1955 Baring Blvd, Sparks, NV 89434.  Yaboo, Inc. has principal office at 70 W. Madison St., Ste. 1400, Chicago, IL 60602.  Our telephone number is 312-214-6116.

On April 17, 2009, Yaboo, Inc. established a 100% wholly foreign owned company in China, Yaboo Agriculture (Taizgou) Co, Ltd, located at Hailing Modern Agricultural Demonstration Zone, Hailing District, TaiZhou City, Jiangsu Province, People’s Republic of China, to conduct and operate the business.

In October 2009, Yaboo Agriculture (Taizgou) Co, Ltd. acquired the 100% ownership of a Chinese company, Qilin Bay Ecological Restaurant Co., Ltd. (“Qilin Bay”), owned by Taizhou Sunny Agricultural Development Co., Ltd.  Taizhou Sunny Agricultural Development Co., Ltd. was 100% owned and operated by local district government, Hailing Modern Agricultural Demonstration Zone Administration Office.  Yaboo Agriculture (Taizhou) Co., Ltd. paid cash of $146,455 to Taizhou Sunny Agricultural Development Co., Ltd., for the 100% ownership of Qilin Bay.

Qilin Bay Restaurant Co., Ltd. (“Qilin Bay”), was incorporated on July 16, 2008 by Taizhou Sunny Agricultural Development Co., Ltd. to operate a specialty restaurant located in North Jiangzhou Road, Hailing Modern Agriculture Demonstration Zone, Hailing District, Taizhou City, Jiangsu Province, China.  Yaboo Agriculture (Taizhou) Co. Ltd. conducted the restaurant business in China through Qilin Bay.

In February 2012, the Company signed an agreement with local government, Hailing Modern Agricultural Demonstration Zone Administration Office.  In the Agreement, Hailing Modern Agricultural Demonstration Zone Administration Office will take over the operation of the Qilin Bay Restaurant and will be fully responsible for Qilin Bay Restaurant effective on February 1, 2012.  From February 2012, the Company will not responsible for the Qilin Bay Restaurant’s profit or loss, or incur any new liabilities.  Accordingly, from February 2012, the Company will not consolidate the Qilin Bay Restaurant’s financial information.

The Company is now a shell company and is aggressively seeking the new business in the same or similar industry in China.

Item 2.  Description of Property

We rent the following properties:

On February 11, 2010, the company entered into an office leases in Chicago Loop with First National Plaza; the office is located at 70 W Madison St., Three First National Plaza, Suite 1400, Chicago, IL 60602. The lease term is from February 15, 2010 through February 28, 2011 and requires a $ 219 monthly lease payment.  In 2012, the lease was renewed with the same terms for another year with expiration date February 28, 2013.

In September 2009, Yaboo Agriculture (TaiZhou) Co., Ltd entered into a leasing agreement with Taizhou Sunny Agricultural Development Co., Ltd.  for leasing the Qilin Village staff dormitory and Qilin Bay Restaurant cafeteria.

According to The People's Republic of China on Economic Contracts Law and other relevant laws and regulations, Yaboo Agriculture (TaiZhou) Co., Ltd and Taizhou Sunny Agricultural Development Co., Ltd.  have agreed on the following:

1.	Leasing areas: Qilin Village staff dormitory and cafeteria.

2.	Leasing period: The agreement is in effect starting 2009-09-01, ending 2014-08. The lease may be renewed if both Parties agreed.

3.	Rent and Payment method: from September 1, 2009 to August 31, 2014, for renewal options for an annual rent of $58,608, $73,260; $102,564, $102,564, and $102,564.

We do not intend to renovate, improve, or develop properties except our existing restaurant.  We are not subject to competitive conditions for property.  We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.  Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activity.

In February 2012, the Company signed an agreement with local government, Hailing Modern Agricultural Demonstration Zone Administration Office.  In the Agreement, Hailing Modern Agricultural Demonstration Zone Administration Office will take over the lease and operation of the Qilin Bay Restaurant effective on February 1, 2012.  From February 2012, the Company will not responsible for the Qilin Bay Restaurant’s lease payment, or any profit or loss, or incur any new liabilities.

Item 3.  Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “YBIN.”

Financial Quarter Ended	High Bid	Low Bid

December 31, 2011	0.20	0.10
September 30, 2011	0.20	0.10

* The quotation do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant. Each holder of our Series A preferred stock is entitled to a 10% per annum cumulative dividend.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

	we would not be able to pay our debts as they become due in the usual course of business; or


our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We previously owned and operated only one restaurant, Qilin Bay Restaurant.  The sole source of our revenues was through operations of our one restaurant since the restaurant was opened on October 22, 2009.

From August 11, 2008 through December 31, 2011, we generated $450,696 in revenues although we have had an operating loss during this period of ($438,151).  From August 11, 2008 through December 31, 2010, our total expenses including cost of goods and operating expenses was $902,433, and the averaged monthly cost, i.e., the monthly burn rate was $22,560.  As of December 31, 2011, the averaged monthly sales revenue was $11,267; and the net monthly negative cash flow was $11,293.   As of December 31, 2011, the cash balance in the bank was $1,644, which will only last for one week’s operations.  After two months, the founder of the Company, Mr. Jiang and other board members have orally agreed to loan to the company sufficient funds as the Company needs to continue operations to the extend we do not generate sufficient funds from cash flow from operation of the restaurant.  We do not have any written loan agreement in place with Mr. Baoguo Jiang or board members.  The loan will be for the company’s operation purpose without interest charge, the loan may be requested to pay off as long as the Company can generate sufficient cash flows to continue operations and repay the loan.  As of December 31, 2011, there was total $113,293 loan balance from shareholder, Mr. Baoguo Jiang.

In February 2012, the Company signed an agreement with local government, Hailing Modern Agricultural Demonstration Zone Administration Office.  In the Agreement, Hailing Modern Agricultural Demonstration Zone Administration Office will take over the operation of the Qilin Bay Restaurant effective on March 1, 2012.  From March 2012, the Company will not responsible for the Qilin Bay Restaurant’s profit or loss, or incur any new liabilities.

The Company is now a shell company and is aggressively seeking the new business in the same or similar industry in China.

Results of Operations

For the year ended December 31, 2011, and December 31, 2010.

Revenue

There were revenues generated $267,426 for the year ending December 31, 2010, and $65,723 for the year ending December 31, 2011 respectively.  The total revenue for cumulative period from August 11, 2008 (Date of Inception) to December 31, 2011 was $450,696.  All revenues were generated through operation of Qilin Bay Restaurant since October 2009.

Due to the decrease of revenues for the year 2010 vs 2011, and continued operation loss, in February 2012, the Company signed an agreement with local government, Hailing Modern Agricultural Demonstration Zone Administration Office.  In the Agreement, Hailing Modern Agricultural Demonstration Zone Administration Office will take over the operation of the Qilin Bay Restaurant effective on February 1, 2012 and assume the restaurant property lease.  From February 2012, the Company will not responsible for the Qilin Bay Restaurant’s profit or loss, or incur any new liabilities.

Cost of Revenue

Since our company incorporated on August 11, 2008, there was cost of goods sold of $88,667 incurred as of December 31, 2009, and $158,963 for the year endingDecember 31, 2010, respectively.  The total cost of goods sold for cumulative period from August 11, 2008 (Date of Inception) to December 31, 2010 was $247.630..  We expect the price for cost of goods sold would be relatively stable, and with expected increase of the total revenue, the total cost of goods sold would be increased too, but the gross profit margin may be relatively unchanged, as compared to the current averaged gross margin of 35% Our gross profit margin in the period of opening the restaurant business in 2009 was relatively low due to our marketing strategy to attract very new customers with low selling prices.

Expense

Our operating expenses consist of selling, general and administrative expenses, and depreciation and amortization expenses:

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Expense
Advertising and Promotion	123.08	3,786.09
Agent Service Fee	-	26.47
Automobile Expense	2,910.06	7,725.89
Bank Service Charges	269.52	383.52
Business License and Permit	449.69	2,426.31
China Operation Tax	3,876.32	14,656.79
China Stamp & Local Tax	199.15	278.81
Cleaning and Laundry	253.35	844.86
Depreciation Expense	14,824.00	14,824.00
Freight & Delivery	-	1,117.65
Gift and Allowance	1,537.14	1,090.30
Insurance Expense	811.84	-
License & Permit	-	203.00
Meals and Entertainment	1,140.46	4,072.84
Misc Expenses	50.62	478.84
Office Supplies	289.85	2,697.81
Payroll Expenses	32,810.59	111,949.58
Postage and Shipping Expense	-	559.56
Professional Fees	29,783.33	24,185.70
Rent Expense
US Rent Expense	1,606.70	2,748.70
Rent Expense - Other	46,152.00	35,054.01
Total Rent Expense	47,758.70	37,802.71
Repairs and Maintenance	475.08	1,262.53
Restaurant Supplies	224.77	5,289.85
Security	-	735.29
Software Fee	-	367.65
Supplies	27.69	110.88
Telephone Expense	1,451.86	1,924.00
Training Expense	-	44.12
Transportation Expenses	16.15	4,436.00
Travel Expense
Airfares	2,780.28	1,249.33
Hotels	1,296.47	131.37
Travel Expense - Other	315.50	1,463.97
Total Travel Expense	4,392.25	2,844.67
Utilities	322.92	1,988.82
Worker Compensation Insurance	61.07	54.31
Total Expense	144,059.49	248,168.85

We had total selling, general and administrative expenses of $129,235, and $233,344, for the year ended December 31, 20011, and 2010, respectively by the Company as selling, general, and administrative expenses, and had total depreciation and amortization expenses of $ 14,824 and $ 14,824 respectively.

The relatively larger operation expense incurred in 2010 than 2011 was due to the larger sales.  The large amount of expenses were in advertising for starting the business, meals and entertainment, payroll, professional fees, restaurant lease and equipment rent.

For the professional fees of $29,783 for the year ending December 31, 2011, $12,000 was legal fee payable to Williams Law Group and $15,000 was auditing fee payable to Enterprise CPAs, Ltd, $ 2,214 for the SEC filling fee, and other professional fee of $ 569.   For the professional fees of $24,185 for the year 2010, $12,000 was legal fee payable to Williams Law Group, $7,500 was auditing fee payable to Enterprise CPAs, Ltd, and $735 was accounting fee payable to Yang Associate, and $3950 was paid to Vintage Filing for the edgarzation service.

For the year 2011, , the Company incurred less payroll expenses, the total payroll expenses were $ 32,811 and $111,950, for the year 2011, and 2010 respectively.  Due to the big decrease of the sales amount in year 2011, the Company reduced working employees or employees’ working hours, and the Company’s management team waived their compensation in 2011.

Income & Operation Taxes

We are subject to income taxes in the U.S., while the China branch was subject to the income tax laws of China.

We paid no income taxes in USA for the year ended December 31, 2008, 2009, 2010, and 2011 due to the net operation loss in USA.

We paid no income taxes in China for the year ended December 31, 2008, 2009, 2010, and 2011 as the subsidiary was established in April 2009.

Net Loss

We incurred net losses of ($62,342) for the year ended December 31, 2011, and net loss of ($139,684) for the year ended December 2010.  Our accumulated net loss from August 11, 2008 (Date of Inception) to December 31, 2011 was ($392,049).  Due to the continued operation loss, in February 2012, we negotiated an agreement with local government, Hailing Modern Agricultural Demonstration Zone Administration Office.  In the Agreement, Hailing Modern Agricultural Demonstration Zone Administration Office will take over the operation of the Qilin Bay Restaurant effective on March 1, 2012.  From March 2012, the Company will not responsible for the Qilin Bay Restaurant’s profit or loss, or incur any new liabilities.

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

In the year 2011, the Company incurred the foreign currency translation income of $ 2 due to the increase value of RMB currency compared with US dollars.

Liquidity and Capital Resources

	At December 31	At December 31
	2011	2010

Current Ratio*	0.03	0.50
Cash	$1,644	$25,451
Working Capital***	$(110,320)	(62,801)
Total Assets	$192,578	267,184
Total Liabilities	$113,293	125,555

Total Equity	$79,285	141,629

Total Debt/Equity**	1.43	0.89

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalent of $1,644 at December 31, 2011 and the negative working capital of ($110,320); and cash and cash equivalent of $25,451and the negative working capital of ($62,801) for the year ended December 31, 2010.  This is not sufficient to fund our operations for longer than a week.

Due to the continued operation loss, in February 2012, we negotiated an agreement with local government, Hailing Modern Agricultural Demonstration Zone Administration Office.  In the Agreement, Hailing Modern Agricultural Demonstration Zone Administration Office will take over the operation of the Qilin Bay Restaurant effective on February 1, 2012.  From February 2012, the Company will not responsible for the Qilin Bay Restaurant’s profit or loss, or incur any new liabilities.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements

YABOO, INC.

Audited Financial Statements

As of December 31, 2011, and 2010

Independent Registered Public Accounting Firm’s Auditor’s Report on the Financial Statements

Board of Directors and Shareholders of Yaboo,Inc.

We have audited the accompanying balance sheets of Yaboo, Inc. as of December 31, 2011, 2010, and the related operating statements, shareholders’ equity, and cash flows for the year ended December 31, 2011, and 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yaboo, Inc. as of December 31, 2011, December 31, 2010, and the results of its operations, shareholders' equity, and their cash flows for the year ended December 31, 2011, and December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The Company’s operating loss history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operation.

/s/ Enterprise CPAs, Ltd.
Enterprise CPAs, Ltd.
Chicago, IL
May 15, 2012

YABOO, INC
BALANCE SHEET

	December 31	December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,644	$25,451
Accounts receivable, net	-	29,634
Inventory	1,329	7,670
Total Current Assets	$2,973	$62,755
Fixed assets:
Improvement, net	$189,605	$204,429
Total Fixed Assets	$189,605	$204,429

TOTAL ASSETS	$192,578	$267,184

LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$-	$40,115
Loan from shareholders	113,293	85,440
Total current liabilities	$113,293	$125,555

Total liabilities	$113,293	$125,555

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
47,278,000 shares issued and outstanding.	$47,278	$47,278
Paid-in capital	419,122	419,122
Deficit accumulated	(392,049)	(329,707)
Accumulated other comprehensive loss	4,934	4,936

Total stockholders' equity	$79,285	$141,629

TOTAL LIABILITIES & EQUITY	$192,578	$267,184

YABOO, INC
STATEMENT OF LOSS

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010

Revenues	$65,723	$267,426
Cost of Goods Sold	$42,793	$158,963
Gross Profit	$22,930	$108,463
Operating expenses:

Selling, general and administrative expenses	$129,235	$233,344
Depreciation and amortization expenses	$14,824	$14,824
Total Operating Expenses	$144,059	$248,168

Operating Loss	$(121,129)	$(139,705)

Investment income, net	$58,787	$21
Interest Expense, net	$-	$-
Loss before income taxes	$(62,342)	$(139,684)
Loss tax expense	$-	$-
Net loss	$(62,342)	$(139,684)

Net loss per common share- Basics	$-	$-
Net loss per common share- Diluted	$-	$-

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(2)	$4,936
Other comprehensive income (loss)	$4,936	$4,936
Comprehensive Loss	$(62,344)	$(134,748)

YABOO, INC
STATEMENT OF STOCKHOLDERS EQUITY
The Period August 11, 2008 ( Date of Inception)
through December 31, 2011

			Additional		Other	Total
	Common Stock		Paid-in	Deficit	Comprehensive	Stockholders'
	Shares	Amount	Capital	Accumulated	Income (loss)	Equity
Issuance of common stocks
to shareholders @0.001 per
share on August 12, 2008	500,000	$500	$-			$500
Issuance of common stocks
to shareholders @0.005 per
share on August 31, 2008	27,400,000	$27,400	$109,600			$137,000
Issuance of common stocks
to shareholders @0.01 per
share on October 31, 2008	16,000,000	$16,000	$144,000			$160,000
Issuance of common stocks
to shareholders @0.05 per
share on December 31, 2008	3,142,000	$3,142	$153,958			$157,100
Issuance of common stocks
to Williams @0.05 per share
on December 31, 2008	236,000	$236	$11,564			$11,800
Net loss for the period
ended December 31, 2008				$(13,275)		$(13,275)
Balance, December 31, 2008	47,278,000	$47,278	$419,122	$(13,275)	$-	$453,125
Net loss for the period
ended December 31, 2009				$(176,748)	$-	$(176,748)
Balance, December 31, 2009	47,278,000	$47,278	$419,122	$(190,023)	$-	$276,377
Net loss for the period
ended December 31, 2010				$(139,684)		$(139,684)
Other comprehensive gain (loss)					$4,936	$4,936
Balance, December 31, 2010	47,278,000	$47,278	$419,122	$(329,707)	$4,936	$141,629
Net loss for the period
ended December 31, 2011				$(62,342)		$(62,342)
Other comprehensive gain (loss)					$(2)	$(2)
Balance, December 31, 2011	47,278,000	$47,278	$419,122	$(392,049)	$4,934	$79,285

YABOO, INC
STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010

Operating Activities:
Net loss	$(62,342)	$(139,684)

Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization expenses	$14,824	$14,824
Accounts receivable	$29,634	$16,244
Inventory	$6,341	$10,472
Accounts payable	$(40,115)	$1,770
Loan from shareholders/officers	$27,853	$42,575
Net cash provided by operating activities	$(23,805)	$(53,799)

Investing Activities:
Improvement	$-	$-
Net cash provided by investing activities	$-	$-

Financing Activities:
Proceeds from issuance of common stock	$-	$-
Net cash provided by financing activities	$-	$-

Effect of Exchange Rate on Cash	$(2)	$4,936
Net increase (decrease) in cash and cash equivalents	$(23,807)	$(48,863)
Cash and cash equivalents at beginning of the year	$25,451	$74,314
Cash and cash equivalents at end of year	$1,644	$25,451

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

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had accumulated net loss of $329,707 from August 11, 2008 (Date of Inception) to December 31, 2010, and the net loss of $ 63,342 for the year ended December 31, 2011.  These conditions raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2011, and December 31, 2010, there were $1,644, and $25,451 cash and cash equivalents, respectively.

Revenues

The Company records the food and beverage sales upon the foods and beverage are delivered and consumed by customers.  The restaurant was opened on October 22, 2009, most of retail customers paid the cash after their eating; and a few local government organizations did sign the sales receipts and the restaurant would send the local government departments bills for payments.  It is very common practice particularly the Qilin Bay Restaurant is special licensed by local government.  The payment terms are within 90 days.  As of December 31, 2011, and December 31, 2010, there were total sales revenue of $ 65,723 and the total sales revenue $267,426, respectively, including accounts receivable from local governments.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

The cost of goods sold and inventories were valued at cost of purchase from local suppliers.  The purchase order was placed when the restaurant as needed.  As of December 31, 2011, and December 31, 2010, the Cost of Goods Sold was $42,793, and $ 158,963, respectively.

Inventory

The inventory was valued at cost of purchase from local suppliers.  The inventory balance as of December 31, 2011 was $1,329 which consists of liquors $823, cigarettes $107, meats, vegetables, live fishes, and eggs, rice, flours $ 399.  The inventory balance as of December 31, 2010 was $7,670, which consists of liquors $3,883, cigarettes $366, meats $737, vegetables $322, live fishes $1,922, and eggs, rice, flours $440.

Organization Cost and Amortization

The Company incurred organization cost for setting up Yaboo, Inc in USA and the cost was $900, which was fully expensed as December 31, 2008.
Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of December 31, 2008, there were no fixed assets in the Company’s balance sheets.

During September and October 2009, the Company incurred the remodeling and improvement for re-opening the restaurant business, the improvement was recorded as fixed asset to depreciate over 15 years with straight line method at mid month convention.  The net improvement balance as December 31, 2011 was $ 189,605, i.e., total remodeling cost of $222,341 minus depreciation $32,736.  The net improvement balance as of December 31, 2010 was $204,429, i.e. the total remodeling cost of $222,341 minus accumulated depreciation of $17,912.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation (Continued)

The total remodeling and improvement cost incurred in 2009 consists of following:

2009 Remodeling and Improvement
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

Leading to an impairment for Company’s assets may be a damage to particular assets/areas due to circumstances beyond Company’s control.

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

During the year 2011, and 2010, the Company did not find any indication of the assets damages or impairment, therefore there was no impairment loss assessed.

Concentration of credit risk

The Company maintains its cash in bank accounts which, at times, may exceed the federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Net Loss Per Common Share

The Company computes per share amounts in accordance with ASC 260, “Earnings per Share”.  ASC 260 requires presentation of basis and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods.

The Company only issued one type of shares, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net loss per common share are the same.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expenses

Operating expense consist of selling, general, and administrative expense, and depreciation and amortization expenses. For the year ended December 31, 2011 and 2010, the total operation expense was $ 144,059 and $ 248,168.  The detail was shown in the Exhibit A.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filling fees, and other professional services fees. For the year ended December 31, 2011 and 2010, the total professional expense was $ 29,783 and $ 24,186.

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010

Professional Fees
Auditing Fee	15,000	7,500
Legal Fee	12,000	12,000
SEC Filling Fee	2,214	3,950
Professional Accounting Fee	569	735
Total Professional Fees	29,783	24,186

Stock-Based Compensation

The Company accounts for stock issued for services using the fair value method.  In accordance with ASC 718, Stock Compensation, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.  In the year 2011 and 2010, there were no stock-based compensation incurred.

Other / Investment Income

Due to the large net loss since operation, In 2011, the Company petitioned with local government, Hailing Modern Agricultural Demonstration Zone Administration Office to waive or reduce the rent payable.  Effective October 1, 2011, Hailing Modern Agricultural Demonstration Zone Administration Office agreed to waive the total net rent payable of $58,782 from Qilin Bay Restaurant.  The waiving of the rent payable of $58,782 was recognized as other income.  Therefore, the Company had a canceled debt other income of $58,782.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Tax

The Company filed extension for corporate tax return Form 1120 to Internal Revenue Service and IL 1120 to the State of Illinois for the year 2011.  There were no income tax liabilities to Federal and State of IL due to the net loss.  There is no income tax for the State of Nevada.

Recent Accounting Pronouncements

The following pronouncements have become effective during the period covered by these financial statements or will become effective after the end of the period covered by these financial statements:

Pronouncement	Issued	Title

ASC 855	May 2009	Subsequent Events
ASC 105	June 2009	The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162
ASC 820	August 2009	Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value
ASC 260	September 2009	Earnings per Share – Amendments to Section 260-10-S99
ASC 820	September 2009	Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)
ASC 605	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force
ASC 470	October 2009	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing – a consensus of the FASB Emerging Issues Task Force
ASC 860	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets
ASC 505	January 2010	Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force
ASC 810	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification
ASC 718	January 2010	Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation
ASC 820	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements
ASC 810	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds
ASC 815	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives
ASC 310 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses	July 2010
For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December
15, 2010.

For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Shareholders/Officers

On August 11, 2008, founder of the Company, Mr. Baoguo Jiang loaned $900.00 to the Company to setting up the corporation.  On December 1, 2008, the founder and CEO of the company, Baoguo Jiang, loaned $ 23,000 to the company for company operating.

As of December 31, 2008, a total of $ 23,900 was loaned from the founder and CEO of the company.

During the year 2009, the Company paid back the loan balance of $23,900 to Baoguo Jiang, and then incurred the new loan of $42,865 as of December 31, 2009.

During the year 2010, the total loans advanced by CEO to the Company were $42,575, and the balance of total loans from shareholder and officer as of December 31, 2010 was $85,440.

During the year 2011, the total loans advanced by CEO to the Company were $27,853, and the balance of total loans from shareholder and officer as of December 31, 2011 was $ 113,293.

The loan was for the company’s operation purpose without interest charge, the loan may be requested to pay off as long as the Company can generate sufficient cash flows.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2011, total 37,800,000 shares were issued to officers and directors.  Please see the Table below for details:

Name	Title	Share QTY	Date	% of Common Share
Baoguo Jiang	CEO	27,800,000	8/12/08	58.80%
Zhanmin Gao	Secretary	5,000,000	12/1/08	10.58%
Zhongming Wang	Vice President	5,000,000	12/1/08	10.58%
TOTAL		37,800,000		79.95%

There were no shares issued to executive and non-executive officers and directors in 2011 and 2010.

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

On December 31, 2008, additional 3,142,000 shares were issued to 52 non-affiliated shareholders at $ 0.05 per share or $ 157,100 for common stocks.

On December 31, 2008, 236,000 shares were issued to Williams Law Group at $ 0.05 per share for the legal service value $ 11,800.

There were no shares issued in 2009, 2010, and 2011.

As of December 31, 2011, the total 47,278,000 shares were issued and outstanding.

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

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE E – Acquisition of Qilin Bay (Continued)

Qilin Bay Restaurant Co., Ltd. (“Qilin Bay”), was incorporated on July 16, 2008 by Taizhou Sunny Agricultural Development Co., Ltd. to operate a specialty fresh food restaurant located in North Jiangzhou Road, Hailing Modern Agriculture Demonstration Zone, Hailing District, Taizhou City, Jiangsu Province, China.  After Qilin Bay was incorporated and licensed to conduct restaurant business, Qinlin Bay conducted the restaurant business from August 2008 to December 2008, then the restaurant business was closed, and the Qilin Bay was inactive from January to September 2009.

In September 22, 2009,  Yaboo Agriculture (Taizhou) Co., signed an agreement with Taizhou Sunny Agricultural Development Co., Ltd to initiate the transferring the ownership of Qilin Bay.  Yaboo Agriculture (Taizhou) Co., Ltd agreed to pay cash of $146,455 to Taizhou Sunny Agricultural Development Co., Ltd., for the 100% ownership of Qilin Bay.

Based on the appraised value of Qilin Bay, at Qilin Bay’s books, Qilin Bay was inactive and there was an only asset, $146,455 balance at bank account.  The fair value of Qilin Bay was appraised as $146,455, which is equal to the amount at bank account.  Accordingly, Yaboo Agriculture (Taizhou) Co., Ltd. paid cash of $146,455 to the owner of the Qilin Bay, Taizhou Sunny Agricultural Development Co., Ltd., for the 100% ownership of bank account of $146,455 Qilin Bay, in fact acquired the restaurant business through this acquisition.  There was no goodwill or no comprehensive other income recognized at this acquisition.

According to ASC 805, the transaction has been accounted for using the acquisition method of accounting which requires, that most assets acquired and liabilities assumed be recognized at the fair values as of acquisition date.  The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

As of September 22, 2009:	Amounts recognized as of Acquisition Date

Agriculture Bank Account Balance	$146,455
Property, plant and equipment	0
Other noncurrent assets	0
Long-term debt	0
Other noncurrent liabilities	0
Total identifiable net assets	0
Net assets acquired	$146,455

Total consideration (cash) transferred	$146,455

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE E – Acquisition of Qilin Bay (Continued)

After acquisition of the Qilin Bay Restaurant, the restaurant was remodeled and started to operate after October 2009.  The gross sales revenue generated through the restaurant was $ 65,723 and 267,426 for the year 2011 and 2010 respectively.

NOTE F – SUBSEQUENT EVENT

In February 2012, the Company signed an agreement with local government, Hailing Modern Agricultural Demonstration Zone Administration Office.  In the Agreement, Hailing Modern Agricultural Demonstration Zone Administration Office will take over the operation of the Qilin Bay Restaurant effective on February 1, 2012.  From February 2012, the Company will not responsible for the Qilin Bay Restaurant’s profit or loss, or incur any new liabilities.

NOTE G – GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred operating losses of $190,023 for the period August 11, 2008 (date of inception) through December 31, 2009, and the net loss of $139,684 for the year 2010, and the net loss of $ 62,342 for the year 2011. The accumulated total loss was $392,049 for the cumulative period from August 11, 2008 (date of inception) through December 31, 2011.

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this annual report on Form 10-K was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2011 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2011, our disclosure controls and procedures are not effective.

Management’s Report on Internal Control Over Financial Reporting

We have identified the following material weaknesses: The material weakness relates to the lack of segregation of duties in that our CEO and CFO are the same person.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee or independent CEO to monitor or review the work performed. The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  We are, in fact, a small, relatively simple operation from a financial point of view. However, as soon as our finances allow, we may hire an independent Chief Financial Officer.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

Name	Age	Position

Baoguo Jiang	49	Chairman of the Board, CEO
Zhanming Gao	48	Secretary, Director
Zhongming Wang	48	Vice President, Director

Baoguo Jiang joined us in August 2008 as founder of Yaboo, Inc., and has been Chairman and CEO since then.  In year 2003 to 2008, he was the President of Yao Yao Corporation which operated a Asian Food Restaurant in Illinois, USA.  In year 1997 to 2008, he was the CEO of C&J Food Production Inc in Oshkosh Wisconsin which operated two Chinese Restaurant in Wisconsin, USA.  .  In year 1994 to 1996, he was the manager of Fond Du Lac Wisconsin Company, a food distribution and Asian food restaurant.   In June 1984, he received an Agricultural Sciences Bachelor Degree at Heilongjiang Bayi Agricultural University of China.  In December 1987, he received a Master Degree of Shenyang Applied Ecology Institute, Chinese Academy of Sciences.  In December 1994, he was PhD candidate for Agroecology in University of Wisconsin.  As our Director, he brings his significant education and experience in our industry as well as knowledge of our products and services.

 Zhanmin Gao has been Secretary since August 2008.  In 1984 to 1998, he was a Senior Agricultural Engineer at Heilongjiang Agricultural Sciences Institute. In year 1998 to 2008, he was the General Manager and President of Heilongjiang ShengYuan agricultural co, Ltd and the Director of NingAn Real Estate, Incorp.  In June 1984, he received an Agricultural Sciences Bachelor Degree at Heilongjiang Bayi Agricultural University of China.  As our Director, he brings his significant management experience as well as knowledge of agricultural services which will assist us having greater knowledge of the products we buy to serve at our restaurant.

Zhongming Wang has been Vice President since August 2008.  In year 1985 to 1986, he was a business manager of Trading Department of Shenzhen Eastern Development co., Ltd.  In 1987 to 1992, he was the manager of Trading Department of Shenzhen LianHua Development Co.  In 1992 to 1993, he was the General Manager of Shenzhen Dadi Corporation.  In 1993 to date, he was the President of Mingchen Internatinal Co, Ltd, HongKong Yaoling Corporation, Shenzhen Mingshi Hotel, Inc, and Jiangxi Nanchang Nanjiao Hotel, Inc. In June 1984, he received an Agricultural Sciences Bachelor Degree at Heilongjiang Bayi Agricultural University of China.
As our Director, he brings his management experience as well as financial services background.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),


Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,


Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.


Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Compliance with Section 16(a) of the Exchange Act

Compliance is not required.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the years ended December 31, 2011 and 2010.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation	All other compensation	Total

Baoguo Jiang	Chairman	2010	0	0	0	0	0	0	0	0
		2011	0	0	0	0	0	0	0	0

Zhanming Gao	Secretary	2010	0	0	0	0	0	0	0	0
		2011	0	0	0	0	0	0	0	0

Zhongming Wang	Vice-President	2010	0	0	0	0	0	0	0	0
		2011	0	0	0	0	0	0	0	0

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2011
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Baoguo Jiang	0	0	0	0	0	0	0	0	0
Zhanming Gao	0	0	0	0	0	0	0	0	0
Zhongming Wang	0	0	0	0	0	0	0	0	0

Narrative disclosure to summary compensation and option tables

We have no employment agreement with our officer.

At no time during the last fiscal year with respect to any person listed in the Table above was there:


any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

	any option or equity grant;

	any non-equity incentive plan award made to a named executive officer;

	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

	any payment for any item to be included under All Other Compensation (column (i)) in the Summary Compensation Table.

Board of Directors

Director Compensation

Name	Fees Earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Baoguo Jiang	0	0	0	0	0	0	0
Zhanming Gao	0	0	0	0	0	0	0
Zhongming Wang	0	0	0	0	0	0	0

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address for these shareholders is 375 N. Stephanie St., Suite 1411, Henderson, NV 89014-8909

Name	Title	Number of Shares	% of Common Share

Baoguo Jiang	Chairman	27,800,000	58.80%
Zhanming Gao	Secretary	5,000,000	10.58%
Zhongming Wang	Vice President	5,000,000	10.58%
Jianhua Li [1]		6,000,000	12.69%
All officers and directors as a group [3 persons]		37,800,000	79.95%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 47,278,000 shares of common stock outstanding as of March 31, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On August 12, 2008, the Company issued 500,000 shares to the founders of the Company, Baoguo Jiang at $0.001 per share or $ 500 for common stock (stock subscription receivable).

On August 31, 2008, the Company issued total 27,400,000 shares to the founder and CEO of the company, Baoguo Jiang, at $0.005 per share or $ 137,000 for common stock (stock subscription receivable).

On October 30, 2008, the Company issued total 16,000,000 shares to the founder and CEO of the company, Baoguo Jiang, at $0.01 per share or $ 160,000 for common stock (stock subscription receivable).

As of December 1, 2008, all of the above stock subscriptions receivables have received in full.

Loans from Shareholders/Officers

On August 11, 2008, founder of the Company, Mr. Baoguo Jiang loaned $900.00 to the Company to setting up the corporation.

On December 1, 2008, the founder and CEO of the company, Baoguo Jiang, loaned $ 23,000 to the company for company operating.

On March 2009, the company returned $ 900 to Baoguo Jiang for the US corporation initial set up cost.

On November 13, 2009, the loan amount of $23,000 from the Company’s Executive officers and shareholders Baoguo Jiang for company’s operating and marketing expense was paid back.

At December 31, Baoguo Jiang advanced the loan of $42,865 for restaurant operation as of December 31, 2009.

For the period of January to December 31 2010, Baoguo Jiang advances additional $42,575to the Company.

During the year 2011, the total loans advanced by CEO to the Company were $27,853.

Therefore, the balance of total loans from shareholder and officer as of December 31, 2011 was $ 113,293.

The loan was for the company’s operation purpose without interest charge, the loan may be requested to pay off as long as the Company can generate sufficient cash flows.  There were no written agreements for the loans from Baoguo Jiang.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended December 31, 2011 and 2009.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2011 and 2010.

	2010	2011

Audit Fees	$15,000	15,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$15,000	15,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Item 15. Exhibits

Exhibit No.	Document Description

10.1	Agreement with Hailing Modern Agricultural Demonstration Zone Administration Office

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yaboo, Inc., a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Baoguo Jiang	May 16, 2012	/s/ Baoguo Jiang

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Signature	Position	Date

/s/ Baoguo Jiang	Baoguo Jiang	Chairman of the Board/	May 16, 2012
Principal Executive Officer
and Principal Accounting/Financial Officer

/s/ Zhanming Gao	Zhanming Gao	Secretary, Director	May 16, 2012

/s/ Zhongming Wang	Zhongming Wang	Vice President, Director	May 16, 2012

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Agreement with Hailing Modern Agricultural Demonstration Zone Administration Office

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.