Form 10-Q
period 2012-03-31
YABOO INC
filed 2012-05-30
CIK 1483798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 30, 2012 there were 47,278,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

YABOO, INC.

Financial Statements
(Unaudited)

As of March 31, 2012 and 2011

YABOO, INC
BALANCE SHEET

	March 31	December 31	December 31
	2012	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,261	$1,644	$25,451
Accounts receivable, net	-	-	29,634
Inventory	-	1,329	7,670
Total Current Assets	$2,261	$2,973	$62,755
Fixed assets:
Improvement, net	$153,968	$189,605	$204,429
Total Fixed Assets	$153,968	$189,605	$204,429

TOTAL ASSETS	$156,229	$192,578	$267,184

LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$-	$-	$40,115
Loan from shareholders	84,370	113,293	85,440
Total current liabilities	$84,370	$113,293	$125,555

Total liabilities	$84,370	$113,293	$125,555

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
47,278,000 shares issued and outstanding.	$47,278	$47,278	$47,278
Paid-in capital	419,122	419,122	419,122
Deficit accumulated	(399,475)	(392,049)	(329,707)
Accumulated other comprehensive loss	4,934	4,934	4,936

Total stockholders' equity	$71,859	$79,285	$141,629

TOTAL LIABILITIES & EQUITY	$156,229	$192,578	$267,184

YABOO, INC
STATEMENT OF OPERATION

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
Revenues	$6,189	$12,349
Cost of Goods Sold	3,942	9,179
Gross Profit	$2,247	$3,170
Operating expenses:

Selling, general and administrative expenses	6,343	33,082
Depreciation and amortization expenses	3,330	3,706
Total Operating Expenses	$9,673	$36,788

Operating Loss	$(7,426)	$(33,618)

Investment income, net	$-	$4
Interest Expense, net	$-	$-
Loss before income taxes	$(7,426)	$(33,614)
Loss tax expense	$-	$-
Net income (loss)	$(7,426)	$(33,614)

Net income (loss) per common share- Basics	$(0.00)	$(0.00)
Net income (loss) per common share- Diluted	$(0.00)	$(0.00)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-
Other comprehensive income (loss)	$-	$-
Comprehensive Income (Loss)	$(7,426)	$(33,614)

YABOO, INC
STATEMENT OF STOCKHOLDERS EQUITY
The Period August 11, 2008 ( Date of Inception)
through March 31, 2012

			Additional		Other	Total
	Common Stock		Paid-in	Deficit	Comprehensive	Stockholders'
	Shares	Amount	Capital	Accumulated	Income (loss)	Equity
Issuance of common stocks
to shareholders @0.001 per
share on August 12, 2008	500,000	$500	$-			$500
Issuance of common stocks
to shareholders @0.005 per
share on August 31, 2008	27,400,000	$27,400	$109,600			$137,000
Issuance of common stocks
to shareholders @0.01 per
share on October 31, 2008	16,000,000	$16,000	$144,000			$160,000
Issuance of common stocks
to shareholders @0.05 per
share on December 31, 2008	3,142,000	$3,142	$153,958			$157,100
Issuance of common stocks
to Williams @0.05 per share
on December 31, 2008	236,000	$236	$11,564			$11,800
Net loss for the period
ended December 31, 2008				$(13,275)		$(13,275)
Balance, December 31, 2008	47,278,000	$47,278	$419,122	$(13,275)	$-	$453,125
Net loss for the period
ended December 31, 2009				$(176,748)	$-	$(176,748)
Balance, December 31, 2009	47,278,000	$47,278	$419,122	$(190,023)	$-	$276,377
Net loss for the period
ended December 31, 2010				$(139,684)		$(139,684)
Other comprehensive gain (loss)					$4,936	$4,936
Balance, December 31, 2010	47,278,000	$47,278	$419,122	$(329,707)	$4,936	$141,629
Net loss for the period
ended December 31, 2011				$(62,342)		$(62,342)
Other comprehensive gain (loss)					$(2)	$(2)
Balance, December 31, 2011	47,278,000	$47,278	$419,122	$(392,049)	$4,934	$79,285
Net loss for the period
ended March 31, 2012				$(7,426)		$(7,426)
Other comprehensive gain (loss)					$-	$-
Balance, March 31, 2012	47,278,000	$47,278	$419,122	$(399,475)	$4,934	$71,859

YABOO, INC
STATEMENT OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Operating Activities:	(Unaudited)	(Unaudited)
Net loss	$(7,426)	$(33,614)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation Expense	3,330	3,706
Accounts receivable	-	5,878
Inventory	1,329	177
Accounts payable	-	15,835
Loan from shareholders/officers	(28,924)	(13,970)
Net cash provided by operating activities	$(31,691)	$(21,988)

Investing Activities:
Improvement	$-	$-
Proceeds from disposal of fixed assets	32,308	-
Net cash provided by investing activities	$32,308	$-

Financing Activities:
Proceeds from issuance of common stock	$-	$-
Net cash provided by financing activities	$-	$-

Effect of Exchange Rate on Cash	$-	$-
Net increase (decrease) in cash and cash equivalents	$617	$(21,988)
Cash and cash equivalents at beginning of the period	$1,644	$25,450
Cash and cash equivalents at end of period	$2,261	$3,462

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

In February 2012, the Company signed an agreement with local government, Hailing Modern Agricultural Demonstration Zone Administration Office.  In the Agreement, Hailing Modern Agricultural Demonstration Zone Administration Office would take over the operation of the Qilin Bay Restaurant effective on February, 2012.  At the end of February 2012, the Company will not responsible for the Qilin Bay Restaurant’s profit or loss, or incur any new liabilities.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had accumulated net loss of $329,707 from August 11, 2008 (Date of Inception) to December 31, 2010, and the net loss of $63,342 for the year ended December 31, 2011, and net loss of $ 7,426 for the fiscal quarter ended March 31, 2012.  These conditions raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2012, and March 31, 2011, there were $ 2,261 and $ 3,462 cash and cash equivalents respectively.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Account Receivable

The Company would allow a few local government organizations to sign a sales receipt instead of immediately cashed paid after their eating; and the restaurant would send the government department a bill for the payment. The bills are due in three months or less. As of March 31, 2012, there is no account receivable for the Company.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of December 31, 2008, there were no fixed assets in the Company’s balance sheets.

During September and October 2009, the Company incurred the remodeling and improvement for re-opening the restaurant business, the improvement was recorded as fixed asset to depreciate over 15 years with straight line method at mid month convention.  The net improvement balance as of March 31, 2012 was $ 153,967.

The total remodeling and improvement net value showed as following:

Remodeling and Improvement
Total Net Value
Square & Parking Lot	$79,488
Gate & Sign	$39,006
Entertainment Stage	$13,130
19 Private Dining Rooms	$22,343
Total Value	$153,967

On February 29, 2012, the Company received $32,308 cash and transferred total of $32,308 net fixed asset to the local government, Hailing Modern Agricultural Demonstration Zone Administration Office. Transferred assets were as below:

Assets Disposed
Bar Table	$7,074
19 Private Dining Rooms	$2,919
Dormitory	$10,948
Sales Station	$9,505
Windows	$1,862
$32,308

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

During the year 2009, 2012, and 2011, the Company did not find any indication of the assets damages or impairment, therefore there was no impairment loss assessed.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The inventory was valued at cost of purchase from local suppliers.  Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market. The Company periodically makes advance purchases of various inventory items such as beverages, fresh seafood, and other related materials to ensure adequate supply or to obtain favorable pricing. And the company purchases the fresh vegetables and meats every other day.  As of March 31, 2012, the inventory balance was $0.

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

In February 2012, the Company signed an agreement with local government, Hailing Modern Agricultural Demonstration Zone Administration Office.  In the Agreement, Hailing Modern Agricultural Demonstration Zone Administration Office will take over the operation of the Qilin Bay Restaurant effective on March 1, 2012.  From March 1, 2012, the Company will not responsible for the Qilin Bay Restaurant’s profit or loss, or incur any new liabilities, therefore, there’s no sales income of Qilin Bay and according expenses were realized and recorded.

 For the three months period ended March 31, 2012 and 2011, there were total sales revenue of $ 6,189 and $12,349 respectively.

 Cost of Goods Sold

The cost of goods sold and inventories were valued at cost of purchase from local suppliers.  The purchase order was placed when the restaurant as needed. Cost of sales is consisting of food, beverage, retail merchandizes, and other related materials. For the three months period ended March 31, 2012 and 2011, the Cost of Goods Sold was $3,942 and $ 9,179 respectively.

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

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Shareholders/Officers

As of March 31, 2012, the officer, Mr. Baoguo Jiang, have loaned $84,370 to the Company to setting up and continue operating the corporation and business.

The loan was for the company’s operation purpose without interest charge, the loan may be requested to pay off as long as the Company can generate sufficient cash flows.

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2012, total 37,800,000 shares were issued to officers and directors.  Please see the Table below for details:

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

There were no shares issued in 2009, 2010 ,2011and the first fiscal quarter 2012.

As of March 31, 2012, the total 47,278,000 shares were issued and outstanding.

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

NOTE F GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred net operating losses of $ 459,164 for the period August 11, 2008 (date of inception) through March 31, 2012, and the net operating loss of $ 7,426 for the three months period ended March 31, 2012.

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

Exhibit A

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Expense
Automobile Expense	536	1,250
Bank Service Charges	8	55
Business License and Permit	28	203
China Operation Tax	121	1,455
Cleaning and Laundry	-	101
Depreciation Expense	3,330	3,706
Gift and Allowance	39	365
Meals and Entertainment	1,329	62
Office Supplies	8	13
Payroll Expenses	3,569	11,169
Rent Expense	-	15,822
Repairs and Maintenance	49	125
SEC Filling Fee	-	1,021
Telephone Expense	292	372
Transportation Expenses	364	-
Travel Expense	-	717
Utilities	-	323
Worker Compensation Insurance	-	29
Total Expense	$9,673	$36,788

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

Results of Operations

For the fiscal quarters ended March 31, 2012 vs. March 31, 2011.

Revenue

The Company records the food and beverage sales upon the foods and beverage are delivered and consumed by customers.  The restaurant was opened on October 22, 2009, most of retail customers paid the cash after their eating; and a few local government organizations did sign the sales receipts and the restaurant would send the local government departments bills for payments.  It is very common practice particularly the Qilin Bay Restaurant is special licensed by local government.  The payment terms are within 90 days.  For the three months period ended March 31, 2012 and 2011, there were total sales revenue of $ 6,189 and $ 12,349 respectively.  The less sales revenue for three month ended March 31, 2012 vs. 2011 was due to the transfer of operations described above.

Cost of Revenue

The cost of goods sold and inventories were valued at cost of purchase from local suppliers.  The purchase order was placed when the restaurant as needed. Cost of sales is consisting of food, beverage, retail merchandizes, and other related materials. For the three months period ended March 31, 2012 and 2011, the Cost of Goods Sold was $3,942 and $ 9,179 respectively, with the decrease a result of lower sales.

Expense

Our operation expenses consist of selling, general and administrative expenses, and depreciation expenses:

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Expense
Automobile Expense	536	1,250
Bank Service Charges	8	55
Business License and Permit	28	203
China Operation Tax	121	1,455
Cleaning and Laundry	-	101
Depreciation Expense	3,330	3,706
Gift and Allowance	39	365
Meals and Entertainment	1,329	62
Office Supplies	8	13
Payroll Expenses	3,569	11,169
Rent Expense	-	15,822
Repairs and Maintenance	49	125
SEC Filling Fee	-	1,021
Telephone Expense	292	372
Transportation Expenses	364	-
Travel Expense	-	717
Utilities	-	323
Worker Compensation Insurance	-	29
Total Expense	$9,673	$36,788

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

We had total operating expense of $ 9,673 and $ 36,788 for the three months period ended March 31, 2012 and 2011, it included selling, general and administrative expenses of $ 6,343 and $ 33,082, and depreciation expense $3,330 and $3,706 respectively.  The decrease of operating expense for the three month period ended March 31, 2012 vs. 2011 was due to the decrease of payroll expense and rent expense.

In February 2012, the Company signed an agreement with local government, Hailing Modern Agricultural Demonstration Zone Administration Office.  In the Agreement, Hailing Modern Agricultural Demonstration Zone Administration Office will take over the operation of the Qilin Bay Restaurant effective on March 1, 2012.  From March 1, 2012, the Company will not responsible for the Qilin Bay Restaurant’s profit or loss, or incur any new liabilities, therefore, there’s no sales income of Qilin Bay and according expenses were realized and recorded.

Income & Operation Taxes

We are subject to income taxes in the U.S., while the China operations were subject to the income tax laws of China.

We paid no income taxes due to the net operation loss in USA.

Net Loss

We incurred net losses of $ 7,426 and $ 33,614 for the three months period ended March 31, 2012 and 2011.

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

In February 2012, the Company signed an agreement with local government, Hailing Modern Agricultural Demonstration Zone Administration Office.  In the Agreement, Hailing Modern Agricultural Demonstration Zone Administration Office will take over the lease and operation of the Qilin Bay Restaurant effective on March 1, 2012.  From March 2012, the Company will not responsible for the Qilin Bay Restaurant’s lease payment, or any profit or loss, or incur any new liabilities.

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

Liquidity and Capital Resources

	At March 31	At December 31
	2012	2011

Current Ratio*	0.03	0.03
Cash	$2,261	$1,644
Working Capital**	$(82,109)	$(110,320)
Total Assets	$156,229	$192,578
Total Liabilities	$84,370	$113,293

Total Equity	$71,859	$79,285

Total Debt/Equity***	1.17	1.43

*Current Ratio = Current Assets /Current Liabilities

**Working Capital = Current Assets – Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $ 1,644 at December 31, 2011 and the negative working capital of $ 110,320; and cash and cash equivalent of $ 2,261 and the negative working capital of $ 82,109 at March 31, 2012.

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

The Company’s operating loss history and financial resources raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operation.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2012, our disclosure controls and procedures are not effective.

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

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)   Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2012.

(b)   Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2012.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure.

Not applicable.

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
_______
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

Yaboo, Inc., a Nevada corporation

May 30, 2012	By:	/s/ Baoguo Jing
Baoguo Jing
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

May 30, 2012	By:	/s/ Baoguo Jing
Baoguo Jing
Principal Executive Officer
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
_______
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