Form 10-Q
period 2012-06-30
YABOO INC
filed 2012-08-20
CIK 1483798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 20, 2012 there were 47,278,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

YABOO, INC.

Financial Statements
(Unaudited)

As of June 30, 2012 and 2011

YABOO, INC
BALANCE SHEET

	June 30	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,189	$1,644
Accounts receivable, net	-	-
Inventory	-	1,329
Total Current Assets	$2,189	$2,973
Fixed assets:
Improvement, net	$151,388	$189,605
Total Fixed Assets	$151,388	$189,605

TOTAL ASSETS	$153,577	$192,578

LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$30,213	$-
Loan from shareholders	84,370	113,293
Total current liabilities	$114,583	$113,293

Total liabilities	$114,583	$113,293

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
47,278,000 shares issued and outstanding.	$47,278	$47,278
Paid-in capital	419,122	419,122
Deficit accumulated	(432,340)	(392,049)
Accumulated other comprehensive income (loss)	4,934	4,934

Total stockholders' equity	$38,994	$79,285

TOTAL LIABILITIES & EQUITY	$153,577	$192,578

YABOO, INC
STATEMENT OF OPERATION

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	$6,188	$32,272	$-	$19,923
Cost of Goods Sold	3,942	19,342	-	10,164
Gross Profit	$2,246	$12,930	$-	$9,759
Operating expenses:

Selling, general and administrative expenses	36,627	79,775	30,285	46,693
Depreciation and amortization expenses	5,910	7,412	2,580	3,706
Total Operating Expenses	$42,537	$87,187	$32,865.00	$50,399.00

Operating Loss	$(40,291)	$(74,257)	$(32,865)	$(40,640)

Investment income, net	$-	$5	$-	$1
Interest Expense, net	$-	$-	$-	$-
Loss before income taxes	$(40,291)	$(74,252)	$(32,865)	$(40,639)
Loss tax expense	$-	$-	$-	$-
Net income (loss)	$(40,291)	$(74,252)	$(32,865)	$(40,639)

Net income (loss) per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	-
Other comprehensive income (loss)	$-	$-	$-	$-
Comprehensive Income (Loss)	$(40,291)	$(74,252)	$(32,865)	$(40,639)

YABOO, INC
STATEMENT OF STOCKHOLDERS EQUITY
The Period August 11, 2008 ( Date of Inception)
through June 30, 2012

			Additional		Other	Total
	Common Stock		Paid-in	Deficit	Comprehensive	Stockholders'
	Shares	Amount	Capital	Accumulated	Income (loss)	Equity
Issuance of common stocks
to shareholders @0.001 per
share on August 12, 2008	500,000	$500	$-			$500
Issuance of common stocks
to shareholders @0.005 per
share on August 31, 2008	27,400,000	$27,400	$109,600			$137,000
Issuance of common stocks
to shareholders @0.01 per
share on October 31, 2008	16,000,000	$16,000	$144,000			$160,000
Issuance of common stocks
to shareholders @0.05 per
share on December 31, 2008	3,142,000	$3,142	$153,958			$157,100
Issuance of common stocks
to Williams @0.05 per share
on December 31, 2008	236,000	$236	$11,564			$11,800
Net loss for the period
ended December 31, 2008				$(13,275)		$(13,275)
Balance, December 31, 2008	47,278,000	$47,278	$419,122	$(13,275)	$-	$453,125
Net loss for the period
ended December 31, 2009				$(176,748)	$-	$(176,748)
Balance, December 31, 2009	47,278,000	$47,278	$419,122	$(190,023)	$-	$276,377
Net loss for the period
ended December 31, 2010				$(139,684)		$(139,684)
Other comprehensive gain (loss)					$4,936	$4,936
Balance, December 31, 2010	47,278,000	$47,278	$419,122	$(329,707)	$4,936	$141,629
Net loss for the period
ended December 31, 2011				$(62,342)		$(62,342)
Other comprehensive gain (loss)					$(2)	$(2)
Balance, December 31, 2011	47,278,000	$47,278	$419,122	$(392,049)	$4,934	$79,285
Net loss for the period
ended June 30, 2012				$(40,291)		$(40,291)
Other comprehensive gain (loss)					$-	$-
Balance, June 30, 2012	47,278,000	$47,278	$419,122	$(432,340)	$4,934	$38,994

YABOO, INC
STATEMENT OF CASH FLOWS

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Operating Activities:
Net loss	$(40,291)	$(74,252)	$(32,865)	$(40,639)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation Expense	5,910	7,412	2,580	3,706
Accounts receivable	-	5,275	-	(603)
Inventory	1,329	(923)	-	(1,010)
Accounts payable	30,213	31,218	30,213	15,295
Loan from shareholders/officers	(28,924)	8,699	-	22,669
Net cash provided by operating activities	$(31,763)	$(22,571)	$(72)	$(582)

Investing Activities:
Improvement, net	$-	$-	$-	$-
Proceeds from disposal of fixed assets	32,308	-	-	-
Net cash provided by investing activities	$32,308	$-	$-	$-

Financing Activities:
Proceeds from issuance of common stock	$-	$-	$-	$-
Net cash provided by financing activities	$-	$-	$-	$-

Effect of Exchange Rate on Cash	$-	$-	$-	$-
Net increase (decrease) in cash and cash equivalents	$545	$(22,571)	$(72)	$(582)
Cash and cash equivalents at beginning of the period	$1,644	$25,451	$2,261	$3,462
Cash and cash equivalents at end of period	$2,189	$2,880	$2,189	$2,880

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

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had accumulated net loss of $329,707 from August 11, 2008 (Date of Inception) to December 31, 2010, and the net loss of $63,342 for the year ended December 31, 2011, and net loss of $ 40,291 for the six months ended June 30, 2012.  These conditions raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2012, and June 30, 2011, there were $ 2,189 and $ 2,880 cash and cash equivalents respectively.

Account Receivable

The Company would allow a few local government organizations to sign a sales receipt instead of immediately cashed paid after their eating; and the restaurant would send the government department a bill for the payment. The bills are due in three months or less. As of June 30, 2012, there is no account receivable for the Company.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of December 31, 2008, there were no fixed assets in the Company’s balance sheets.

During September and October 2009, the Company incurred the remodeling and improvement for re-opening the restaurant business, the improvement was recorded as fixed asset to depreciate over 15 years with straight line method at mid month convention.  The net improvement balance as of June 30, 2012 was $ 151,388

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

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The inventory was valued at cost of purchase from local suppliers.  Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market. The Company periodically makes advance purchases of various inventory items such as beverages, fresh seafood, and other related materials to ensure adequate supply or to obtain favorable pricing. And the company purchases the fresh vegetables and meats every other day.  As of June 30, 2012, the inventory balance was $0.

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

For the three months period ended June 30, 2012 and 2011, there were total sales revenue of $ 0 and $ 19,923 respectively.

Cost of Goods Sold

The cost of goods sold and inventories were valued at cost of purchase from local suppliers.  The purchase order was placed when the restaurant as needed. Cost of sales is consisting of food, beverage, retail merchandizes, and other related materials. For the three months period ended June 30, 2012 and 2011, the Cost of Goods Sold was $ 0 and $ 10,164 respectively.

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

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Shareholders/Officers

As of June 30, 2012, the officer, Mr. Baoguo Jiang, have loaned $84,370 to the Company to setting up and continue operating the corporation and business.

The loan was for the company’s operation purpose without interest charge, the loan may be requested to pay off as long as the Company can generate sufficient cash flows.

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2012, total 37,800,000 shares were issued to officers and directors.  Please see the Table below for details:

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

There were no shares issued in 2009, 2010, 2011, and the period of January to June 2012.

As of June 30, 2012, the total 47,278,000 shares were issued and outstanding.

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

NOTE F GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred net operating losses of $ 492,029 for the period August 11, 2008 (date of inception) through June 30, 2012, and the net operating loss of $ 32,865 for the three months period ended June 30, 2012.

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

Exhibit A
	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Expense
Automobile Expense	536	1,857	-	607
Bank Service Charges	80	129	72	73
Business License and Permit	-	242	-	39
China Operation Tax	121	2,748	-	1,292
China Stamp & Local Tax	-	-	-	134
Cleaning and Laundry	-	235	-	-
Depreciation Expense	5,910	7,412	2,580	3,706
Gift and Allowance	38	534	-	169
Insurance Expense	-	388	-	388
License & Permit	28	-	-	-
Meals and Entertainment	1,329	62	-	-
Office Supplies	8	38	-	24
Payroll Expenses	3,569	22,843	-	11,674
Professional Fees
Auditing Fee	15,000	323	15,000	323
Legal Fee	12,000	12,000	12,000	12,000
SEC Filling Fee	3,213	2,214	3,213	1,194
Total Professional Fees	30,213	14,537	30,213	13,517
Rent Expense	-	31,644	-	15,822
Repairs and Maintenance	49	333	-	208
Restaurant Supplies	-	225	-	225
Telephone Expense	292	864	-	492
Travel Expense	364	2,714	-	1,997
Utilities	-	323	-	-
Worker Compensation Insurance	-	61	-	32
Total Expense	$42,537	$87,187	$32,865	$50,399

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

Results of Operations

For the fiscal quarters ended June 30, 2012 vs. June 30, 2011.

Revenue

The Company records the food and beverage sales upon the foods and beverage are delivered and consumed by customers.  The restaurant was opened on October 22, 2009, most of retail customers paid the cash after their eating; and a few local government organizations did sign the sales receipts and the restaurant would send the local government departments bills for payments.  It is very common practice particularly the Qilin Bay Restaurant is special licensed by local government.  The payment terms are within 90 days.  For the three months period ended June 30, 2012 and 2011, there were total sales revenue of $ 0.00 and $ 19,923 respectively.  The less sales revenue for three month ended June 30, 2012 vs. 2011 was due to the transfer of operations described above.

Cost of Revenue

The cost of goods sold and inventories were valued at cost of purchase from local suppliers.  The purchase order was placed when the restaurant as needed. Cost of sales is consisting of food, beverage, retail merchandizes, and other related materials. For the three months period ended June 30, 2012 and 2011, the Cost of Goods Sold was $ 0.00 and $ 10,164 respectively, with the decrease a result of lower sales.

Expense

Our operation expenses consist of selling, general and administrative expenses, and depreciation expenses:

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
Expense
Automobile Expense	-	607
Bank Service Charges	72	73
Business License and Permit	-	39
China Operation Tax	-	1,292
China Stamp & Local Tax	-	134
Cleaning and Laundry	-	-
Depreciation Expense	2,580	3,706
Gift and Allowance	-	169
Insurance Expense	-	388
License & Permit	-	-
Meals and Entertainment	-	-
Office Supplies	-	24
Payroll Expenses	-	11,674
Professional Fees
Auditing Fee	15,000	323
Legal Fee	12,000	12,000
SEC Filling Fee	3,213	1,194
Total Professional Fees	30,213	13,517
Rent Expense	-	15,822
Repairs and Maintenance	-	208
Restaurant Supplies	-	225
Telephone Expense	-	492
Travel Expense	-	1,997
Utilities	-	-
Worker Compensation Insurance	-	32
Total Expense	$32,865	$50,399

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

We had total operating expense of $ 32,865 and $ 50,399 for the three months period ended June 30, 2012 and 2011, it included selling, general and administrative expenses of $ 30,285 and $ 46,693, and depreciation expense $2,580 and $3,706 respectively.  The decrease of operating expense for the three month period ended June 30, 2012 vs. 2011 was due to the decrease of payroll expense and rent expense.

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

Net Loss

We incurred net losses of $ 32,865 and $ 40,639 for the three months period ended June 30, 2012 and 2011.

For the six month  ended June 30, 2012 vs. June 30, 2011.

Revenue

The Company records the food and beverage sales upon the foods and beverage are delivered and consumed by customers.  The restaurant was opened on October 22, 2009, most of retail customers paid the cash after their eating; and a few local government organizations did sign the sales receipts and the restaurant would send the local government departments bills for payments.  It is very common practice particularly the Qilin Bay Restaurant is special licensed by local government.  The payment terms are within 90 days.  For the six months period ended June 30, 2012 and 2011, there were total sales revenue of $ 6,189 and $ 32,272 respectively.  The less sales revenue for six month ended June 30, 2012 vs. 2011 was due to the transfer of operations described above.

Cost of Revenue

The cost of goods sold and inventories were valued at cost of purchase from local suppliers.  The purchase order was placed when the restaurant as needed. Cost of sales is consisting of food, beverage, retail merchandizes, and other related materials. For the six months period ended June 30, 2012 and 2011, the Cost of Goods Sold was $3,942 and $ 19,342 respectively, with the decrease a result of lower sales.

Expense

Our operation expenses consist of selling, general and administrative expenses, and depreciation expenses:

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Expense
Automobile Expense	536	1,857
Bank Service Charges	80	129
Business License and Permit	-	242
China Operation Tax	121	2,748
China Stamp & Local Tax	-	-
Cleaning and Laundry	-	235
Depreciation Expense	5,910	7,412
Gift and Allowance	38	534
Insurance Expense	-	388
License & Permit	28	-
Meals and Entertainment	1,329	62
Office Supplies	8	38
Payroll Expenses	3,569	22,843
Professional Fees
Auditing Fee	15,000	323
Legal Fee	12,000	12,000
SEC Filling Fee	3,213	2,214
Total Professional Fees	30,213	14,537
Rent Expense	-	31,644
Repairs and Maintenance	49	333
Restaurant Supplies	-	225
Telephone Expense	292	864
Travel Expense	364	2,714
Utilities	-	323
Worker Compensation Insurance	-	61
Total Expense	$42,537	$87,187

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

We had total operating expense of $ 42,537 and $ 87,187 for the six months period ended June 30, 2012 and 2011, it included selling, general and administrative expenses of $ 36,627 and $ 79,775, and depreciation expense $5,910 and $7,412 respectively.  The decrease of operating expense for the six month period ended June 30, 2012 vs. 2011 was due to the decrease of payroll expense and rent expense.

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

Net Loss

We incurred net losses of $ 40,291 and $ 74,252 for the six months period ended June 30, 2012 and 2011.

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

Liquidity and Capital Resources

	At June 30	At December 31	At December 31
	2012	2011	2010

Current Ratio*	0.02	0.03	0.50
Cash	$2,189	$1,644	$25,451
Working Capital**	$(112,394)	$(110,320)	(62,801)
Total Assets	$153,577	$192,578	267,184
Total Liabilities	$114,583	$113,293	125,555

Total Equity	$38,994	$79,285	141,629

Total Debt/Equity***	2.94	1.43	0.89
___________
*Current Ratio = Current Assets /Current Liabilities

**Working Capital = Current Assets – Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $ 1,644 at December 31, 2011 and the negative working capital of $ 110,320; and cash and cash equivalent of $ 2,189 and the negative working capital of $ 112,394 at June 30, 2012.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2012, our disclosure controls and procedures are not effective.

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

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)   Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2012.

(b)   Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2012.

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
____________
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

Yaboo, Inc., a Nevada corporation

August 20, 2012	By:	/s/ Baoguo Jiang
Baoguo Jiang
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

August 20, 2012	By:	/s/ Baoguo Jiang
Baoguo Jiang
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
____________
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