Form 10-Q
period 2012-09-30
YABOO INC
filed 2012-11-19
CIK 1483798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Yaboo, Inc.
(Exact name of registrant as specified in its charter)

Nevada	7221	26-3606113
(State or other jurisdiction of	(Primary Standard Industrial	IRS I.D.
incorporation or organization)	Classification Code Number)

500 Lake Cook Road, Suite 350
Deerfield, IL	60015
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 224-388-9331

SEC File No:  333-164999

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

As of November 9, 2012 there were 47,278,000 shares issued and outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

YABOO, INC.

Financial Statements
(Unaudited)

As of September 30, 2012 and 2011

YABOO, INC
BALANCE SHEET

	September 30	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,790	$1,644
Accounts receivable, net	-	-
Inventory	-	1,329
Total Current Assets	$1,790	$2,973
Fixed assets:
Improvement, net	$148,808	$189,605
Total Fixed Assets	$148,808	$189,605

TOTAL ASSETS	$150,598	$192,578

LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$24,500	$-
Loan from shareholders	94,572	113,293
Total current liabilities	$119,072	$113,293

Total liabilities	$119,072	$113,293

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
47,278,000 shares issued and outstanding.	$47,278	$47,278
Paid-in capital	419,122	419,122
Deficit accumulated	(439,808)	(392,049)
Accumulated other comprehensive loss	4,934	4,934

Total stockholders' equity	$31,526	$79,285

TOTAL LIABILITIES & EQUITY	$150,598	$192,578

YABOO, INC
STATEMENT OF OPERATION

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$6,188	$65,422	$-	$33,150
Cost of Goods Sold	3,942	35,483	-	16,141
Gross Profit	$2,247	$29,939	$-	$17,009
Operating expenses:

Selling, general and administrative expenses	41,515	109,130	4,888	29,355
Depreciation and amortization expenses	8,490	11,118	2,580	3,706
Total Operating Expenses	$50,005	$120,248	$7,468.00	$33,061.00

Operating Loss	$(47,759)	$(90,309)	$(7,468)	$(16,052)

Investment income, net	$-	$5	$-	$-
Interest Expense, net	$-	$-	$-	$-
Income(loss) before income taxes	$(47,759)	$(90,304)	$(7,468)	$(16,052)
Income(loss) tax expense	$-	$-	$-	$-
Net income (loss)	$(47,759)	$(90,304)	$(7,468)	$(16,052)

Net income (loss) per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	238	-	238
Other comprehensive income (loss)	$-	$238	$-	$238
Comprehensive Income (Loss)	$(47,759)	$(90,066)	$(7,468)	$(15,814)

YABOO, INC
STATEMENT OF STOCKHOLDERS EQUITY
The Period August 11, 2008 ( Date of Inception) through September 30, 2012

			Additional		Other	Total
	Common Stock		Paid-in	Deficit	Comprehensive	Stockholders'
	Shares	Amount	Capital	Accumulated	Income (loss)	Equity
Issuance of common stocks
to shareholders @0.001 per
share on August 12, 2008	500,000	$500	$-			$500
Issuance of common stocks
to shareholders @0.005 per
share on August 31, 2008	27,400,000	$27,400	$109,600			$137,000
Issuance of common stocks
to shareholders @0.01 per
share on October 31, 2008	16,000,000	$16,000	$144,000			$160,000
Issuance of common stocks
to shareholders @0.05 per
share on December 31, 2008	3,142,000	$3,142	$153,958			$157,100
Issuance of common stocks
to Williams @0.05 per share
on December 31, 2008	236,000	$236	$11,564			$11,800
Net loss for the period
ended December 31, 2008				$(13,275)		$(13,275)
Balance, December 31, 2008	47,278,000	$47,278	$419,122	$(13,275)	$-	$453,125
Net loss for the period
ended December 31, 2009				$(176,748)	$-	$(176,748)
Balance, December 31, 2009	47,278,000	$47,278	$419,122	$(190,023)	$-	$276,377
Net loss for the period
ended December 31, 2010				$(139,684)		$(139,684)
Other comprehensive gain (loss)					$4,936	$4,936
Balance, December 31, 2010	47,278,000	$47,278	$419,122	$(329,707)	$4,936	$141,629
Net loss for the period
ended December 31, 2011				$(62,342)		$(62,342)
Other comprehensive gain (loss)					$(2)	$(2)
Balance, December 31, 2011	47,278,000	$47,278	$419,122	$(392,049)	$4,934	$79,285
Net loss for the period
ended September 30, 2012				$(47,759)		$(47,759)
Other comprehensive gain (loss)					$-	$-
Balance, September 30, 2012	47,278,000	$47,278	$419,122	$(439,808)	$4,934	$31,526

YABOO, INC
STATEMENT OF CASH FLOWS

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Operating Activities:
Net income (loss)	$(47,759)	$(90,304)	$(7,468)	$(16,052)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation Expense	8,490	11,118	2,580	3,706
Accounts receivable	-	5,275	-	-
Inventory	1,329	6,380	-	7,303
Accounts payable	24,500	(8,974)	(5,713)	(40,192)
Loan from shareholders/officers	(18,722)	52,968	10,202	44,269
Net cash provided by operating activities	$(32,162)	$(23,537)	$(399)	$(966)

Investing Activities:
Improvement, net	$-	$-	$-	$-
Proceeds from disposal of fixed assets	32,308	-	-	-
Net cash provided by investing activities	$32,308	$-	$-	$-

Financing Activities:
Proceeds from issuance of common stock	$-	$-	$-	$-
Net cash provided by financing activities	$-	$-	$-	$-

Effect of Exchange Rate on Cash	$-	$238	$-	$238
Net increase (decrease) in cash and cash equivalents	$146	$(23,299)	$(399)	$(728)
Cash and cash equivalents at beginning of the period	$1,644	$25,451	$2,189	$2,880
Cash and cash equivalents at end of period	$1,790	$2,152	$1,790	$2,152

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION

Yaboo, Inc. (the “Company”), incorporated under the laws of Nevada on August 11, 2008, with registered address at 375 Stephanie St., Suite 1411, Henderson, NV 89014.  Yaboo, Inc. operates its business in the U.S. and wholly owned branch located in the State of Illinois and has principal office at, 500 Lake Cook Rd, STE 350, Deerfield, IL 60015, USA.

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

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had accumulated net loss of $329,707 from August 11, 2008 (Date of Inception) to December 31, 2010, and the net loss of $63,342 for the year ended December 31, 2011, and net loss of $47,759 for the nine months ended September 30, 2012.  These conditions raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2012, and 2011, there were $1,790 and $2,152 cash and cash equivalents respectively.

Account Receivable

The Company would allow a few local government organizations to sign a sales receipt instead of immediately cashed paid after their eating; and the restaurant would send the government department a bill for the payment. The bills are due in three months or less. As of September 30, 2012, there is zero account receivable for the Company.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of December 31, 2008, there were no fixed assets in the Company’s balance sheets.

During September and October 2009, the Company incurred the remodeling and improvement for re-opening the restaurant business, the improvement was recorded as fixed asset to depreciate over 15 years with straight line method at mid month convention.  The net improvement balance as of September 30, 2012 was $148,808.

The total remodeling and improvement net value showed as following:

Remodeling and Improvement
Total Net Value
Square & Parking Lot	$76,825
Gate & Sign	$37,698
Entertainment Stage	$12,692
19 Private Dining Rooms	$21,593
Total Value	$148,808

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

During the year 2012 and 2011, the Company did not find any indication of the assets damages or impairment, therefore there was no impairment loss assessed.

Stock-Based Compensation

The Company accounts for stock issued for services using the fair value method.  In accordance with ASC 718, Stock Compensation, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.  In the nine months ended September 30, 2012 and 2011, there were no stock-based compensation incurred.

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The inventory was valued at cost of purchase from local suppliers.  Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market. The Company periodically makes advance purchases of various inventory items such as beverages, fresh seafood, and other related materials to ensure adequate supply or to obtain favorable pricing. And the company purchases the fresh vegetables and meats every other day.  As of September 30, 2012, the inventory balance was $0.

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

For the three months period ended September 30, 2012 and 2011, there were total sales revenue of $0 and $33,150 respectively.

Cost of Goods Sold

The cost of goods sold and inventories were valued at cost of purchase from local suppliers.  The purchase order was placed when the restaurant as needed. Cost of sales is consisting of food, beverage, retail merchandizes, and other related materials. For the three months period ended September 30, 2012 and 2011, the Cost of Goods Sold was $0 and $16,141 respectively.

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

Operating Leases

The Company entered into a lease for its corporate offices in under terms of non-cancelable operating leases on June 25, 2012. The lease term is from June 26, 2012 through June 30, 2013 and requires a $69 monthly lease payment, and this office is located at 500 Lake Cook Rd, STE 350, Deerfield, IL 60015.

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

YABOO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Shareholders/Officers

As of September 30, 2012, the officer, Mr. Baoguo Jiang, have loaned $ 94,572 to the Company to setting up and continue operating the corporation and business.

The loan was for the company’s operation purpose without interest charge, the loan may be requested to pay off as long as the Company can generate sufficient cash flows.

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2012, total 37,800,000 shares were issued to officers and directors.  Please see the Table below for details:

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

On December 31, 2008, additional 3,142,000 shares were issued to 52 non-affiliated shareholders at $0.05 per share or $157,100 for common stocks

On December 31, 2008, 236,000 shares were issued to Williams Law Group at $0.05 per share for the legal service value $11,800.

There were no shares issued in 2009, 2010, 2011, and the period of January to September 2012.

As of September 30, 2012, the total 47,278,000 shares were issued and outstanding.

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

After acquisition of the Qilin Bay Restaurant, the restaurant was remodeled and started to operate after October 2009.  The gross sales revenue generated through the restaurant was $32,272 and $175,672 for the six months period ended 2011 and 2010 respectively.

NOTE F GOING CONCERN

As shown in the accompanying financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern, the Company has incurred net operating losses of $499,497 for the period August 11, 2008 (date of inception) through September 30, 2012, and the net operating loss of $7,468 for the three months period ended September 30, 2012.

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

Exhibit A

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Expense
Advertising and Promotion	$-	$62	$-	$62
Automobile Expense	536	2,577		720
Bank Service Charges	166	214	86	86
Business License and Permit	-	450	-	208
China Operation Tax	121	3,695		948
Depreciation Expense	8,490	11,118	2,580	3,706
China Stamp & Local Tax	-	199	-	199
Cleaning and Laundry	-	253	-	18
Gift and Allowance	38	1,537		1,003
Insurance Expense	-	812	-	423
License & Expense	28	-	-	-
Meals and Entertainment	1,329	937	-	875
Office Supplies	8	259	-	221
Payroll Expenses	3,569	30,324	-	7,481
Professional Fees
Auditing Fee	18,000	569	3,000	246
Legal Fee	12,000	12,000	-	-
SEC Filling Fee	4,759	2,214	1,546	-
Total Professional Fees	34,759	14,783	4,546	246
Rent Expense	256	47,759	256	16,115
Repairs and Maintenance	49	352		19
Restaurant Supplies	-	225	-	-
Supplies	-	28	-	28
Telephone Expense	292	1,275	-	411
Transportation Expenses	364	16	-	16
Travel Expense	-	2,989		275
Utilities	-	323	-	-
Worker Compensation Insurance	-	61	-	-
Total Expense	$50,005	$120,248	$7,468	$33,061

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

Results of Operations

For the fiscal quarters ended September 30, 2012 vs. September 30, 2011.

Revenue

The Company records the food and beverage sales upon the foods and beverage are delivered and consumed by customers.  The restaurant was opened on October 22, 2009, most of retail customers paid the cash after their eating; and a few local government organizations did sign the sales receipts and the restaurant would send the local government departments bills for payments.  It is very common practice particularly the Qilin Bay Restaurant is special licensed by local government.  The payment terms are within 90 days.  For the three months period ended September 30, 2012 and 2011, there were total sales revenue of $ 0.00 and $ 33,150 respectively.  The less sales revenue for three month ended September 30, 2012 vs. 2011 was due to the transfer of operations described above.

Cost of Revenue

The cost of goods sold and inventories were valued at cost of purchase from local suppliers.  The purchase order was placed when the restaurant as needed. Cost of sales is consisting of food, beverage, retail merchandizes, and other related materials. For the three months period ended September 30, 2012 and 2011, the Cost of Goods Sold was $ 0.00 and $ 16,141 respectively, with the decrease a result of lower sales.

Expense

Our operation expenses consist of selling, general and administrative expenses, and depreciation expenses:

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
Expense
Advertising and Promotion	$-	$62
Automobile Expense		720
Bank Service Charges	86	86
Business License and Permit	-	208
China Operation Tax		948
Depreciation Expense	2,580	3,706
China Stamp & Local Tax	-	199
Cleaning and Laundry	-	18
Gift and Allowance		1,003
Insurance Expense	-	423
Meals and Entertainment	-	875
Office Supplies	-	221
Payroll Expenses	-	7,481
Professional Fees
Auditing Fee	3,000	246
SEC Filling Fee	1,546	-
Total Professional Fees	4,546	246
Rent Expense	256	16,115
Repairs and Maintenance		19
Supplies	-	28
Telephone Expense	-	411
Transportation Expenses	-	16
Travel Expense		275
Total Expense	$7,468	$33,061

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

We had total operating expense of $ 7,468 and $ 33,061 for the three months period ended September 30, 2012 and 2011, it included selling, general and administrative expenses of $ 4,888 and $ 29,355, and depreciation expense $2,580 and $3,706 respectively.  The decrease of operating expense for the three month period ended September 30, 2012 vs. 2011 was due to the transfer of operations.

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

Net Loss

We incurred net losses of $ 7,468 and $ 16,052 for the three months period ended September 30, 2012 and 2011.

For the nine months ended September 30, 2012 vs. September 30, 2011.

Revenue

The Company records the food and beverage sales upon the foods and beverage are delivered and consumed by customers.  The restaurant was opened on October 22, 2009, most of retail customers paid the cash after their eating; and a few local government organizations did sign the sales receipts and the restaurant would send the local government departments bills for payments.  It is very common practice particularly the Qilin Bay Restaurant is special licensed by local government.  The payment terms are within 90 days.  For the nine months period ended September 30, 2012 and 2011, there were total sales revenue of $ 6,188 and $ 65,422 respectively.  The less sales revenue for nine month ended September 30, 2012 vs. 2011 was due to the transfer of operations described above.

Cost of Revenue

The cost of goods sold and inventories were valued at cost of purchase from local suppliers.  The purchase order was placed when the restaurant as needed. Cost of sales is consisting of food, beverage, retail merchandizes, and other related materials. For the nine months period ended September 30, 2012 and 2011, the Cost of Goods Sold was $3,942 and $ 35,483 respectively, with the decrease a result of lower sales.

Expense

Our operation expenses consist of selling, general and administrative expenses, and depreciation expenses:

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Expense
Advertising and Promotion	$-	$62
Automobile Expense	536	2,577
Bank Service Charges	166	214
Business License and Permit	-	450
China Operation Tax	121	3,695
Depreciation Expense	8,490	11,118
China Stamp & Local Tax	-	199
Cleaning and Laundry	-	253
Gift and Allowance	38	1,537
Insurance Expense	-	812
License & Expense	28	-
Meals and Entertainment	1,329	937
Office Supplies	8	259
Payroll Expenses	3,569	30,324
Professional Fees
Auditing Fee	18,000	569
Legal Fee	12,000	12,000
SEC Filling Fee	4,759	2,214
Total Professional Fees	34,759	14,783
Rent Expense	256	47,759
Repairs and Maintenance	49	352
Restaurant Supplies	-	225
Supplies	-	28
Telephone Expense	292	1,275
Transportation Expenses	364	16
Travel Expense	-	2,989
Utilities	-	323
Worker Compensation Insurance	-	61
Total Expense	$50,005	$120,248

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

We had total operating expense of $ 50,005 and $ 120,248 for the nine months period ended September 30, 2012 and 2011, it included selling, general and administrative expenses of $ 41,515 and $ 109,130, and depreciation expense $8,490 and $11,118 respectively.  The decrease of operating expense for the nine month period ended September 30, 2012 vs. 2011 was due to the decrease of payroll expense and rent expense.

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

Net Loss

We incurred net losses of $ 47,759 and $ 90,304 for the nine months period ended September 30, 2012 and 2011.

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

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Yaboo, Inc; Peoples Republic of China Chines Yuan Renminbi to be its functional currency in Yaboo Agriculture (Taizhou) co., Ltd.  Assets and liabilities were translated to U.S. dollars at the period-end exchange rate.  Statement of operations amounts were translated to U.S. dollars using the first date of each month during the year.  Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders equity.
Liquidity and Capital Resources

	At September 30	At September 30	At December 31
	2012	2011	2011

Current Ratio*	0.02	0.16	0.03
Cash	$1,790	$2,152	$1,644
Working Capital**	$(117,282)	$(141,748)	$(110,320)
Total Assets	$150,598	$221,112	$192,578
Total Liabilities	$119,072	$169,549	$113,293

Total Equity	$31,526	$51,563	$79,285

Total Debt/Equity***	3.78	3.29	1.43

*Current Ratio = Current Assets /Current Liabilities

**Working Capital = Current Assets – Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $ 1,644 at December 31, 2011 and the negative working capital of $ 110,320; and cash and cash equivalent of $ 1,790 and the negative working capital of $ 117,282 at September 30, 2012.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2012, our disclosure controls and procedures are not effective.

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

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)   Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2012.

(b)   Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2012.

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
_______

*  This exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

Yaboo, Inc., a Nevada corporation

November 19, 2012	By:	/s/ Baoguo Jing
Baoguo Jing
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 19, 2012	By:	/s/ Baoguo Jing
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